Form 10-Q
period 2022-03-31
NRI Real Estate Investment & Technology, Inc.
filed 2022-05-16
CIK 1877561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number 000-56395

NRI Real Estate Investment and Technology, Inc.

(Exact Name of Registrant as Specified in Its Charter)

Maryland	87-1031361
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

1340 South Dixie Highway, Suite 612 Coral Gables, Florida	33146
(Address of Principal Executive Offices)	(Zip Code)

(305) 529-9928

(Registrant’s Telephone Number, Including Area Code)

NRI Real Token Inc.

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol:	Name of Each Exchange on Which Registered:
None	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒
Smaller reporting company	☒	Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2022, 8,000 shares of common stock, 110 shares of Series A Preferred Stock and no shares of any other class or series of stock of the Company are issued and outstanding.

NRI Real Estate Investment and Technology, Inc.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements contained in this Quarterly Report on Form 10-Q (this “Quarterly Report”) of NRI Real Estate Investment and Technology, Inc., a Maryland corporation and formerly known as NRI Real Token, Inc. (the “Company”), other than historical facts are forward-looking statements. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “could,” “intend,” “anticipate,” “plan,” “estimate,” “believe,” “potential,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to stockholders to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Quarterly Report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Any such forward-looking statements are subject to unknown risks, uncertainties, and other factors and are based on a number of assumptions involving judgments with respect to, among other things, future economic, competitive, and market conditions, all of which are difficult or impossible to predict accurately. To the extent that our assumptions differ from actual results, our ability to meet such forward-looking statements, including our ability to generate positive cash flow from operations, provide distributions to stockholders, and maintain the value of our real estate properties, may be significantly hindered.

The following are some of the risks and uncertainties, although not all risks and uncertainties, that could cause our actual results to differ materially from those presented in our forward-looking statements:

●	We have a limited operating history and may not be successful at operating our business as a real estate investment trust for U.S. federal income tax purposes (a “REIT”), which may adversely affect our ability to make distributions to our stockholders.

●	Failure to qualify as or maintain qualification as a REIT would reduce our net earnings available for investment or distribution to our stockholders.

●	Our advisor, its executive officers and other key personnel, as well as certain of our officers and directors, whose services are essential to the Company, are involved in other business ventures, and face a conflict in allocating their time and other resources between us and the other activities in which they are or may become involved. Failure of our advisor, its executive officers and key personnel, and our officers and directors to devote sufficient time or resources to our operations could result in reduced returns to our stockholders.

●	We pay certain prescribed fees to our advisor and its affiliates regardless of our performance.

●	We have utilized and may continue to utilize substantial debt financing from third parties to acquire properties and to maintain and make capital improvements at our existing Property (as defined herein).

●	As of this date, our only Property is in Miami-Dade, Florida. As a result, any adverse economic, real estate or business conditions in this geographic area could affect our operating results.

●	Demand may be affected by various factors, including the demand for hospitality derived from the University of Miami, business travelers, and transient customers, and price competition from other hotels in the Coral Gables and greater Miami, Florida market; demand for the Property’s apartments, and price competition from other apartment facilities and other residential alternatives; the demand for commercial retail space; and demand for our food and beverage facilities. If demand does not increase or if demand weakens, our operating results and growth prospects could be adversely affected.

ii

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

NRI Real Estate Investment and Technology, Inc. & Subsidiaries

Consolidated Financial Statements

(Unaudited)

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(unaudited)
Assets
Cash and cash equivalents	$4,349,054	$3,275,484
Restricted cash	3,133,126	1,333,436
Other assets	309,267	651,181
Prepaid expenses and other assets	386,948	419,366
Real estate asset, net	193,168,649	194,485,108
Total assets	$201,347,044	$200,164,575
Liabilities and equity
Accounts payable	$1,354,197	$2,391,880
Accrued expenses and other liabilities	2,920,054	2,790,049
Notes payable, net of debt issuance costs	137,458,326	136,090,486
Due to affiliates	127,354	4,074
Total liabilities	141,859,931	141,276,489
Series A preferred stock	110,000	-
Common stock	13,000	-
Partners’ interest	59,364,113	58,888,086
Total equity	59,487,113	58,888,086
Total liabilities and equity	$201,347,044	$200,164,575

Please see accompanying Notes to the Unaudited Consolidated Financial Statements.

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended March 31,
	2022	2021
Revenue:
Hotel and restaurants revenue:
Rooms	$3,210,385	$1,403,295
Food and beverage	3,053,785	1,599,636
Other hotel revenue	35,958	-
Total hotel and restaurants revenue	6,300,128	3,002,931
Residential rental and other property income	2,027,049	1,516,968
Parking	373,855	223,971
Other revenue	449,026	57,496
Total revenue	9,150,058	4,801,366
Operating expenses:
Hotel and restaurants operating expenses	5,051,632	3,042,559
Residential property operating expenses	969,868	852,858
Parking operating expenses	237,755	174,456
Other operating expenses	667,711	66,464
Depreciation expense	1,545,176	1,516,173
Total operating expenses	8,472,142	5,652,510
Income (loss) from operations	677,916	(851,144)
Other income (expense):
Interest income	16	16
Interest expense	(1,996,655)	(2,794,123)
Total other income (expense)	(1,996,639)	(2,794,107)
Net loss	$(1,318,723)	$(3,645,251)

Please see accompanying Notes to the Unaudited Consolidated Financial Statements.

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

	Preferred Stock	Common Stock	Total Stockholders’ Equity	54M 1350 S Dixie Hwy LLC	NPI South Dixie, LLC	Membership Reorganization	OP Interests	Noncontrolling Interests	Syndication cost	Accumulated Income (loss)	Total
Equity at January 1, 2022	$-	$-	$-	$-	$-	$(14,258,108)	$43,775,639	$33,822,000	$(2,625,070)	$(1,826,375)	$58,888,086
Issuance of Stock	110,000	13,000	123,000	-	-	-	-	-	-	-	123,000
Subscriptions receivable	-			-	-	-	1,812,000	-	-	-	1,812,000
Syndication cost	-	-	-	-	-	-	-	-	(17,250)	-	(17,250)
Net loss	-	-	(1,674)	-	-	-	-	-	-	(1,317,049)	(1,318,723)
Stockholders’ equity at March 31, 2022	$110,000	$13,000	$121,326	$-	$-	$(14,258,108)	45,587,639	33,822,000	$(2,642,320)	$(3,143,424)	$59,487,113

	Preferred Stock	Common Stock	Total Stockholders’ Equity	54M 1350 S Dixie Hwy LLC	NPI South Dixie, LLC	Membership Reorganization	OP Interests	Noncontrolling Interests	Syndication cost	Accumulated Income (loss)	Total
Members’ equity at January 1, 2021	$-	$-	$-	$54,872,345	$13,112,492	$-	$-	$-	$-	$-	$67,984,837
Contributions	-	-	-	1,582,116	395,529	-	-	-	-	-	1,977,645
Net loss	-	-	-	-	-	-	-	-	-	(3,645,251)	(3,645,251)
Members’ equity at March 31, 2021	$-	$-	$-	$56,454,461	$13,508,021	$-	$-	$-	$-	$(3,645,251)	$66,317,231

Please see accompanying Notes to the Unaudited Consolidated Financial Statements.

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(1,318,723)	$(3,645,251)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	1,545,176	1,516,173
Amortization of debt issuance costs	405,232	23,198
Changes in operating assets and liabilities:
Other assets	341,914	(328,623)
Prepaid expenses and other assets	32,418	126,353
Accounts payable	(986,212)	(830,082)
Accrued expenses and other liabilities	147,358	388,117
Net cash provided by (used in) operating activities	167,163	(2,750,115)
Cash flows from investing activities
Additions to real estate asset	(174,262)	(5,593,339)
Net cash (used in) investing activities	(174,262)	(5,593,339)
Cash flows from financing activities
Mortgage note proceeds	962,609	5,626,614
Debt issuance costs paid	-	104,806
Contributions from members, net	110,000	2,523,789
Subscription Receivable	1,825,000
Syndication cost	(17,250)
Net cash provided by financing activities	2,880,359	8,255,209
Net increase (decrease) in cash, restricted cash and cash equivalents	2,873,260	(88,245)
Cash, restricted cash and cash equivalents at beginning of period	4,608,920	3,909,291
Cash, restricted cash and cash equivalents at end of period	$7,482,180	$3,821,046

	Three months ended March 31,
	2022	2021
Supplemental cash flow disclosure
Cash paid for interest	$1,583,575	$992,342
Non-cash investing and financing activities:
Interest capitalized in notes payable	$-	$1,225,384
Accounts payable, accrued expenses and due to affiliates included in real estate asset	$16,253	$916,923

Please see accompanying Notes to the Unaudited Consolidated Financial Statements.

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

NRI Real Estate Investment and Technology, Inc., a Maryland corporation and formerly known as NRI Real Token, Inc. (the “Company”) was incorporated on June 2, 2021 for the initial purpose of owning, developing and managing THesis Miami, located at 1350 S. Dixie Highway, Coral Gables, Florida 33146. THesis Miami includes a hotel, apartments, retail (restaurants and shopping) units and a parking garage which we refer to herein as the Property or the real estate asset. The Company conducts substantially all of its business through its operating partnership, NRI Real Token, LP, a Delaware limited partnership (the “Operating Partnership”). Prior to November 19, 2021, the Property was owned and operated by 1350 S Dixie Holdings LLC (the “Property Owner”) which was acquired by the Operating Partnership on November 19, 2021 (the “Closing Date”). The Property Owner was formed on February 22, 2016. The Property Owner, through a wholly-owned subsidiary, 1350 S Dixie LLC (the “Prior Operating Company”), which was also formed February 22, 2016, entered into a real estate transaction through which it acquired land and a hotel during 2016 with the intent to develop the Property. On March 21, 2016, the Prior Operating Company purchased the land, building, furniture and equipment for $44,000,000 of which $21,500,000 was paid by obtaining a loan. The prior hotel operated until June 2, 2017 at which time the Property Owner demolished the existing building and commenced construction of the Property.

On July 9, 2021, the Company commenced an offering (the “Offering”) of up to $85,000,000 limited partnership units (the “OP Units”) in a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Upon election of the limited partner, subject to certain limitations, each OP Unit is convertible into one share of common stock of the Company, to be issued in the form of digital securities (distributed ledger shares) which are designated as NRI Real Estate Investment and Technology Security Tokens (the “Security Tokens”), or, at the election of the Company, cash in an equivalent value. Each Security Token will represent one share of common stock of the Company. Pursuant to the Offering, which concluded on December 31, 2021, the Operating Partnership issued 7,742,309 OP Units resulting in gross offering proceeds of approximately $79.4 million. The net proceeds from the Offering, approximately $73 million, were used to redeem approximately $73 million of interests of 54 Madison Capital, LP (the “Investor Member”) and to pay corresponding closing costs.

In accordance with ASC 810-10-15-Control (“ASC 810-10-15”), we evaluate each of our investments and contractual relationships to determine whether they meet the guidelines for consolidation. To determine if we are the primary beneficiary of a variable interest entity (“VIE”), we evaluate whether we have a controlling financial interest in that VIE. An enterprise is deemed to have a controlling financial interest if it has i) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and ii) the obligation to absorb losses of the VIE that could be significant to the VIE or the rights to receive benefits from the VIE that could be significant to the VIE. Control can also be demonstrated by the ability of a member to manage day-to-day operations, refinance debt and sell the assets of the partnerships without the consent of the other member and the inability of the members to replace the managing member.  Based on our examination, the Operating Partnership is funded with approximately 65% equity from an affiliate of the General Partner, NRI Real Token Thesis LLC. NRI Real Token Thesis LLC is controlled 100% by NRI Real Token Advisors LLC, and the Operating Partnership’s ultimate controlling parent entity is NRI Real Estate Investment and Technology, Inc. The amount of equity invested exceeds the amount of equity other limited partners and investors have contributed.

Section 7.4.a and Section 6.1.b.viii of the Operating Agreement of NRI Real Token LP, outlines the following: the at-risk equity holders lack the ability to remove the General Partner, lack kick-out rights, and lack the ability to dissolve the Partnership. The at-risk equity holders maintain their right to receive their pro-rata share of gains and losses in the partnership per section 5 of the Operating Partnership Agreement. The at-risk equity holders are not required to absorb additional losses of the Partnership. Lastly, the legal entity is structured with non-substantive voting rights. Through review of the Operating Agreement, the at-risk equity holders lack the ability to replace the fund manager or general partner, lack the ability influence or control major decisions impacting the financial performance of the entity including the ability to approve compensation, and lack the ability to determine the overall investment strategy of the entity based on section, Section 7.4 and Section 8.1 of the Operating Agreement.

Based on foregoing analysis, the Company considered ASC 810-10-15, and determined that the Company’s general partnership interest in NRI Real Token LP should be accounted for as a VIE, and as a result, the financials of NRI Real Token LP have been consolidated in accordance with ASC 810-10-15 and within the financials of the Company presented herein.

Basis of preparation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2021, which are included in the Company’s recent filing on Form 10 (and amendments thereto), as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, restricted cash, and cash equivalents

Restricted cash consists of cash held in accounts specifically for future payments of interest and real estate taxes, reserves for replacement of furniture, fixtures and equipment and tenant security deposits for the residential apartment leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows at March 31, 2022 and 2021:

	3/31/2022	3/31/2021
Cash and cash equivalents	$4,349,054	$2,507,685
Restricted cash	3,133,126	1,313,361
Cash, restricted cash, and cash equivalents	$7,482,180	$3,821,046

Real estate asset, net

Costs associated with the acquisition, development, and construction of the Property were capitalized in accordance with Accounting Standards Codification (“ASC”) 970-360-25, Real Estate Project Costs. Such costs include the acquisition of the land, old building and construction in progress costs which include items such as land development, construction materials, construction labor and other project costs such as interest, insurance, real estate taxes, and legal fees.

Property and equipment, also included as part of the real estate asset, are recorded at cost, with depreciation being recognized over the assets’ estimated useful life on the straight-line basis as follows:

Years
Building and improvements	39
Furniture, fixtures and equipment	7

Expenditures for major improvements and betterments are capitalized and minor repairs and maintenance are charged to expense as incurred.

Income taxes

The Property Owner is organized as a limited liability company and has elected to be treated as a partnership for federal and state income tax purposes. Accordingly, the members of the Property Owner are taxed on their proportional share of the Property Owner’s taxable income (loss). Therefore, no provision for federal and state corporate income taxes has been included in these consolidated financial statements.

The Property Owner recognizes the tax benefits from uncertain tax positions that the entity has taken or expects to take on a tax return. In the unlikely event an uncertain tax position existed in which the Property Owner could incur income taxes, the Property Owner would evaluate whether there is a probability that the uncertain tax position taken would be sustained upon examination by a taxing authority. Reserves for uncertain tax positions would then be recorded if the Property Owner determined it is probable position would not be sustained upon examination.

As of March 31, 2022, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to accrue any interest and penalties associated with its tax obligations when paid. There were no income tax related interest or penalties for the periods ended March 31, 2022 and 2021.

The Company is organized as a C Corp and the Operating Partnership is organized as a limited partnership. Jointly the Company and Operating Partnership form a REIT structure. The Company intends to elect REIT status for the 2022 tax year.

Revenue recognition

Upon completion of construction in June 2020, the Company (through the Property Owner) began generating revenues from the real estate asset. The primary sources of revenue include room and food and beverage revenue from the Company’s hotel and restaurants and rental income from the Property Owner’s residential apartments and retail space.

Rooms revenue represents revenue from the occupancy of our hotel rooms, which is driven by the occupancy and average daily rate charged. Rooms revenue includes revenue from guest no-shows, daily use, and early/late departure fees. The contracts for room stays with customers are generally short in duration and revenues are recognized as services are provided over the course of the hotel stay at the daily transaction price agreed under the contract.

Food and beverage revenue consists of revenue from the restaurants and lounges, in room dining and mini bars revenue, and banquet/catering revenue from group and social functions. Payment of the transaction price is due immediately when the customer purchases the goods and services. Therefore, revenue is recognized at a point in time when the physical possession has transferred to the customer.

Residential rental and other property income is recognized over the term of the tenant leases, which is generally for 12 months, when collectability is probable and the tenant has taken possession or controls the physical use of the lease asset. Lease incentives to secure new tenants are recognized as they are incurred given the short-term nature of the related lease arrangements. Reimbursements from tenants for utilities and shared expenses are recognized as revenue and are included in rental and other property income in the period the expenses are incurred, with the corresponding expenses included in residential property operating expenses. Additionally, nonrefundable lease application and administrative fees are recognized as they are earned.

Parking revenue consists of transient self-parking, month-to-month rentals and valet parking. For transient self-parking and valet parking, revenue is recognized at a point in time at the respective transaction price once services are completed. For month-to-month rentals, revenue is recognized over time based on the terms of the rental agreement.

Other revenue primarily includes rental income from certain retail leases which is recognized over the term of the respective lease agreement.

Debt issuance costs

Cost incurred to acquire debt are recorded as a reduction against the notes payable. Amortization of debt issuance costs is calculated using the straight-line method over the term of the notes payable. Amortization expense during development of the Property was included in the real estate asset on the consolidated balance sheet. Upon the Property being placed into service in June 2020, amortization expense is included in interest expense on the consolidated statements of operations.

Description of Securities

The Company is authorized to issue 490,000,000 shares of common stock, $0.01 par value per share (“common stock”), and 10,000,000 shares of preferred stock, $0.01 par value per share (“preferred stock”). The charter authorizes the board of directors, with the approval of a majority of the entire board and without any action on the part of stockholders, to amend the charter to increase or decrease the aggregate number of shares of stock that the Company is authorized to issue or the number of authorized shares of any class or series of stock of the Company. As of May 12, 2022, 8,000 shares of common stock, 110 shares of Series A Preferred Stock and no shares of any other class or series of stock of the Company are issued and outstanding. See subsequent events for details regarding the issuance of 6,960 common shares after the financial statement date. Under Maryland law, stockholders generally are not liable for a corporation’s debts or obligations.

Shares Outstanding consist of the following at March 31, 2022 and March 31, 2021:

	3/31/2022			3/31/2021
	Shares Authorized	Shares Issued	Book Value per Share	Shares Authorized	Shares Issued	Book Value per Share
Series A Preferred Stock	10,000,000.00	110	$1,000	-	-	$-
(par value $0.01)
Common Stock	490,000,000.00	1040	$12.50	-	-	$-
(par value $0.01)
Weighted Average Shares	500,000,000.00	1150	$107	-	-	$-

The Company has not presented earnings (loss) per share on the accompanying statements of operations as such  information is not meaningful.

Series A Preferred Stock has the following rights and privileges:

●	The shares of Series A Preferred Stock are senior to all classes and series of the Company’s stock, including shares of common stock of the Company.

●	Dividends on outstanding shares of Series A Preferred Stock accrue on a daily basis at the rate of 12.0% per annum, and will be cumulative from and including the date of issuance. Dividends on the shares of Series A Preferred Stock are be payable semiannually, in arrears, on June 30 and December 31 of each year, when, as and if authorized by the board of directors of the Company and declared by the Company.

●	The holders of shares of Series A Preferred Stock will not be entitled to vote in the election of directors or on any other matters submitted to the Company’s stockholders.

●	The Company’s outstanding shares of Series A Preferred Stock are subject to redemption, in whole or in part, at any time, upon notice by the Company to the record holder of the shares of Series A Preferred Stock to be redeemed.

●	In the event of any voluntary or involuntary liquidations, dissolution or winding up of the Company’s affairs, the holders of outstanding shares of Series A Preferred Stock will be entitled to be paid, out of the Company’s assets legally available for distribution, a liquidation preference per share of Series A Preferred Stock equal to $1,000 plus the amount of accrued and unpaid dividends.

●	Series A Preferred Stock is not convertible.

On April 11, 2022 the Board of Directors authorized the issuance of up to 7,000 shares of Common Stock to U.S. persons, selected by NRI Real Token Advisors LLC, in exchange for cash consideration of not less than $12.50 per share. On the date of the board resolution, 6,690 common shares were issued for $87,000. The total common shares outstanding after this transaction was 8,000.

New Accounting Pronouncement

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and in January 2021, the FASB issued 2021-01, Reference Rate Reform (Topic 848), Scope, which further clarified the scope of the reference rate reform optional practical expedients and exceptions outlined in Topic 848. As a result of identified structural risks of interbank offered rates, in particular, the London Interbank Offered Rate (LIBOR), reference rate reform is underway to identify alternative reference rates that are more observable or transaction based. The update provides guidance in accounting for changes in contracts, hedging relationships, and other transactions as a result of this reference rate reform. The optional expedients and exceptions contained within these updates, in general, only apply to contract amendments and modifications entered into prior to January 1, 2023. The provisions of these updates that will most likely affect our financial reporting process related to modifications of contracts with lenders and the related hedging contracts associated with each respective modified borrowing contract. In general, the provisions of these updates would impact the Company by allowing, among other things, the following:

●	Allowing modifications of debt contracts with lenders that fall under the guidance of ASC Topic 470 to be accounted for as a non- substantial modification and not be considered a debt extinguishment.

●	Allowing a change to contractual terms of a hedging instrument in conjunction with reference rate reform to not require a designation of the hedging relationship.

●	Allowing a change to the interest rate used for margining, discounting, or contract price alignment for a derivative that is a cash flow hedge to not be considered a change to the critical terms of the hedge and will not require a designation of the hedging relationship.

We have not entered into any contract modifications yet, as it directly relates to reference rate reform, but we anticipate having to undertake such modifications in the future as a majority of our contracts with lenders and hedging counterparties are indexed to LIBOR.

2.	LIQUIDITY

The Company incurred a net loss of $1.32 million for the period ended March 31, 2022. On May 10, 2021, the Company entered into two new loan agreements with Starwood Property Mortgage, the details of which are discussed in Note 4. From inception through March 31, 2022, the Company had borrowed approximately $141.3 million to fund construction of the Property, with approximately $8.7 million remaining availability on its existing credit facilities as of March 31, 2022. See Note 4 for details of notes payable.

3.	REAL ESTATE ASSET, NET

Real estate asset, net is recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life of up to 39 years for buildings and improvements, two to seven years for furniture, fixtures and equipment. We are required to make subjective assessments as to the useful lives of our real estate asset for purposes of determining the amount of depreciation to record on an annual basis with respect to our real estate asset. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our real estate asset, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Based on the occurrence of certain events or changes in the circumstances, we review the recoverability of the real estate asset’s carrying value. Such changes in circumstances include the following:

●	a significant change in the market price of a long-lived asset,

●	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition,

●	a significant change in legal factors or in the business climate that could affect the value of the long-lived asset, including an adverse action or assessment by a regulator,

●	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset,

●	a current period operating or cash flow loss with a history of operating or cash flow losses or a projection of forecast that demonstrates continuing losses associated with the use of the long-lived asset, and

●	a current expectation that, it is more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

We review our real estate asset on an on-going basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the asset’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of hotel demand, competition and other factors. Other assumptions used in the review of recoverability include the holding period and the expected terminal capitalization rate. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our real estate asset.

	03/31/2022	12/31/2021
Land	$38,000,000	$38,000,000
Building and improvements	150,340,110	150,144,295
Furniture, fixtures and equipment	15,594,568	15,561,666
	203,934,678	203,705,961
Less: accumulated depreciation	(10,766,029)	(9,220,853)
Real estate asset, net	$193,168,649	$194,485,108

4.	NOTES PAYABLE

Notes Payable consist of the following at March 31, 2022 and December 31, 2021:

	03/31/2022	12/31/2021
Senior Loan	$109,534,341	$108,788,319
Mezzanine Loan	31,800,293	31,583,706
Less: unamortized debt issuance costs	(3,876,308)	(4,281,539)
Notes payable, net of debt issuance costs	$137,458,326	$136,090,486

On May 10, 2021, the Prior Operating Company, a subsidiary of the Property Owner at the time, entered into a new loan agreement (the “Senior Loan”) with Starwood Property Mortgage SUB-12-A, LLC to borrow a principal sum of $116.3 million, of which $107.6 million was advanced at closing. Subsequent to closing on May 10, 2021, the Senior Loan was split into two notes through a Note Severance and Splitter Agreement with Starwood Property Mortgage SUB-12-A: (i) Promissory Note A-1 with a principal sum of $107.6 million and (ii) Promissory Note A-2 with a principal sum of $8.7 million (combined as the “Senior Loan”). The Senior Loan has an initial maturity date of May 9, 2024.

Additionally on May 10, 2021, 1350 S Dixie Mezz Borrower (“Mezz Borrower”), a subsidiary of the Property Owner at the time, closed on a promissory note (the “Mezz Loan A-1”) with Starwood Property Mortgage SUB-12-A, LLC to borrow a principal sum of $31.2 million and a promissory note (the “Mezz Loan A-2”) with Starwood Property Mortgage SUB-12-A, LLC to borrow a principal sum of $2.5 million. Mezz Loan A-1 and Mezz Loan A-2 combined are recorded on the financials as one loan (the “Mezz Loan”) for a total principal sum of $33.8 million of which $31.2 million was advanced at closing. Mezzanine Loan has an initial maturity date of May 9, 2024.

As of March 31, 2022 the Senior Loan had a principal balance of $109.5 million compared to a principal balance on December 31, 2021 of $108.8 million for the Senior Loan prior to the refinancing. The Mezz Loan had a principal balance of $31.8 million as of March 31, 2021 compared to a principal balance on December 31, 2021 of $31.6 million for the Mezz Loan prior to refinancing.

On February 14, 2022, the loan agreements were amended to, among other things, allow for distributions of cash and shares by the Company to permit compliance with applicable tax rules. Until certain cash flow tests are met, annual cash distributions will be capped at $150,000 per year while distributions of Company shares will be capped at $600,000, permitting a combined distribution of $750,000 per annum.

Aggregate interest expense related to the loans was approximately $2.0 million for the three months ended March 31, 2022 and approximately $2.8 million for the three months ended March 31, 2021.

Other

In connection with obtaining the prior Senior and Mezz Loans, the Prior Operating Company and Mezz Borrower incurred $3.25 million of debt issuance cost, which have been deferred and have been amortized fully upon refinancing of the loans in May 2021. In connection with the refinancing of the loans, the Prior Operating Company and Mezz Borrower, incurred an additional $2.24 million of debt issuance cost during the year ended December 31, 2021. The Company incurred an additional $2.58 million of financing costs in connection with the acquisition of the Property, which have been capitalized and are included in deferred loan costs. Amortization expense of debt issuance costs incurred totaled $405,232 and $23, 198 for the three month March 31, 2022 and 2021, respectively.

5.	RELATED PARTY TRANSACTIONS

The development activities of the Company are conducted by a related party, NP International USA, LLC in exchange for a development management fee. This development fee is payable in installments between the initial funding received by the Property Owner through 30 days after the scheduled project completion date. The development management fee is 5% of base hard cost as outlined in the Limited Liability Company agreement of the Property Owner, of which 44.5% is paid to a member in exchange for consulting services. There were no charges for the development management fee for the three months ended March 31, 2022 and 2021, respectively. There were no amounts payable for the development management fee at March 31, 2022 and December 31, 2021.

The construction management activities of the Company are conducted by a related party, NRI Construction LLC, in exchange for construction management fee. This fee is payable in installments between the effective date of the commencement of the construction project through the scheduled project completion date. Charges for the construction management fee totaled approximately $20,000 and $0 for the three months ended March 31, 2022 and 2021, respectively. Amounts payable for the construction management fee at March 31, 2022 and December 31, 2021 were $0 and $30,000, respectively.

The day to day operations and activities of the Company are conducted by a related party, NRI Real Token Advisors, LLC (the “Advisor”), in exchange for an advisory fee. This fee is payable on a monthly basis in arrears based on the total gross revenue of the Property. Charges for the advisory fee totaled approximately $88,343 and $0 for the three months ended March 31, 2022 and 2021. Amount payable for the advisory fee at March 31, 2022 and December 31, 2021 totaled approximately $69,244 and $9,631, respectively, and are included in due to affiliates on the consolidated balance sheets. Additionally, the Advisor is reimbursed for operational expenses by the Company. This includes, but is not limited to, salary and wage reimbursement, travel and supplies. Reimbursements for the Advisor totaled approximately $0 for the three months ended March 31, 2022 and 2021. Amount payable to the Advisor for reimbursements at March 31, 2021 and December 31, 2021 totaled approximately $10,759 and $10,312, respectively, and are included in due to affiliates on the consolidated balance sheets.

The food and beverage (F&B) management activities of the hotel and restaurants at the Property are conducted by a related party, Alpareno Restaurant Group, LLC (see note 7), in exchange for F&B management fee and incentive fee. The management fee is payable monthly in arrears with the incentive fee payable annually. Charges for the F&B management fee totaled approximately $122,192 and $23,230 for the three months ended March 31, 2022 and 2021, respectively. Amount payable for the F&B management fee at March 31, 2022 and December 31, 2021 totaled approximately $30,909 and $0. These fees are included in due to affiliates on the consolidated balance sheets.

The facilities management for the Property are administered through the Shared Facilities Management Agreement (the “Shared Facilities Agreement”) with NPI Management, Inc. (“NPI Management”), an affiliate of the Operating Partnership. NPI Management performs certain management, maintenance and other administrative duties required to be performed under the Declaration of Covenants, Restrictions and Easements for the property. NPI Management does not receive a management fee for its services, but is reimbursed for costs including “burden on labor” and overhead. The Shared Facilities Management Agreement had an initial term ending on February 1, 2021 and automatically renews for one year periods unless otherwise terminated by the parties. The Shared Facilities Management Agreement was automatically extended at the end of the initial term. Each of the Property Owner and NPI Management may terminate the Shared Facilities Management Agreement without cause with 30-days’ notice. Reimbursements for NPI Management totaled approximately $293,220 and $280,699 for the period ended March 31, 2022 and 2021. Amount payable to NPI Management for reimbursements at March 31, 2022 and December 31, 2021 totaled approximately $5,547 and $21,703 respectively, and are included in due to affiliates on the consolidated balance sheets.

The Company also incurs costs during the normal course of development from various transactions with affiliates. For the periods ended March 31, 2022 and December 31, 2021, the Company owed approximately $9,433 and $4,074 respectively, to affiliates for expenses reimbursed and miscellaneous costs.

The fees discussed above were included in construction in progress during the period the Property was under construction.

As of December 31, 2021, the Company had $1,825,000 outstanding member contribution receivable which were received in January and February of 2022.

6.	CONCENTRATION OF RISK

Cash and cash equivalents

The Company, in the normal course of business, maintains checking and savings account balances that may exceed the FDIC insurance coverage limit.

7.	COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company and its consolidated subsidiaries are subject to certain claims and complaints that arise during the ordinary course of business. The Company is not aware of any claims or complaints that would have a significant effect on the financial position or results of operations of the Company if disposed of unfavorably.

Hotel Management Agreement

In November 2019, the Prior Operating Company entered into a Hotel Management Agreement (the “Management Agreement”) with a Hotel Management Company (the “Manager”) for an initial term of 10 years, commencing on the opening of the hotel at the Property. For services rendered as defined by the Management Agreement, the Manager will earn a base fee equal to the sum of (i) 3% of total revenues and (ii) 1% of food and beverage (“F&B”) area income, as defined within the Management Agreement. Additionally, the Manager is entitled to an annual incentive fee in the event that the net operating income, as defined, exceeds the projected net operating income set forth within each fiscal years approved budget. The aggregate of the base fees and incentive fees payable to the Manager in any given fiscal year may not exceed 5% of the sum of total revenues and F&B area income. The Manager was paid $206,864 and $48,560 per the Management Agreement for the periods ended March 31, 2022 and 2021, respectively for the management fee and $0 and $0 for the incentive fee over those same periods.

Leasing Property Management Agreement

In July 2019, the Prior Operating Company became party to a Residential Property Management Agreement (the “Residential Agreement”) with Gables Residential Services, Inc. (the “Property Manager”) for the residential portion of the project. For services rendered as defined within the Residential Agreement, the Property Manager earns a fee equal to the greater of (i) 3% of gross receipts or (ii) $10,000 until the property reaches stabilization, defined as 93% occupancy of all leasable units. Upon stabilization, the Property Manager earns a fee equal to the greater of (i) 3% of gross receipts or (ii) $12,000. In no event shall the Property Manager earn more than 4% of gross receipts. The Property Manager was paid $60,828 and $45,445 per the Residential Agreement for the three months ended March 31, 2022 and 2021.

REIT Lease Agreement

On November 9, 2021, the Prior Operating Company (the “Lessor”) entered a REIT Lease Agreement (the “Lease”) with NRI Real Token Tenant, LLC (the “Lessee”), a wholly owned subsidiary of the Company, for the Lessor’s interest in the hotel. The Lease term is 3 years from the commencement date. The Lease terms require annual base rent of $1.5 million, payable in twelve (monthly) installments and Percentage Rent for Rooms Revenue greater than $8.0 million and F&B Revenue greater than $9.5 million.

Food & Beverage Agreement

On March 1, 2021, the Prior Operating Company (the “Owner”) entered into a Food and Beverage Management Agreement (the “F&B Management Agreement”) with Alpareno Restaurant Group, LLC (the “F&B Manager”) for a term of 5 years. For services rendered as defined by the F&B Management Agreement, the F&B Manager will earn a base fee equal to 4% of Operating Revenue. Additionally, the F&B Manager is entitled to an annual incentive fee equal to 15% of Net Profit(s). The F&B Manager was paid $122,192 and $23,230 for the three months ended March 31, 2022 and 2021, respectively for the management fee.

Parking Facilities Management Agreement

On July 12, 2019, the Property Owner entered into a three-year Parking Facilities Management Agreement with Legacy Parking Company, LLC (“Legacy”). Legacy provides 24/7 operational and management services for the parking facility at the Property, including the preparation of annual budgets and the collection of parking revenues. The Property Owner pays Legacy a base, annual management fee of $15,000, paid in monthly installments, as well as an incentive management fee equal to 9.5% of the net operating income of the parking facility (generally, parking revenues minus operating expenses) in excess of (a) $500,000 for the first year and (b) $600,000 for the remainder of the term subject to a cap of 4% of the annual parking revenues. The agreement automatically renews for one-year terms unless otherwise terminated by either party. Each of Property Owner and Legacy may terminate the agreement with a 30-days’ notice (in the case of Property Owner) and a 60-days’ notice (in the case of Legacy). Legacy was paid $5,852 and $3,750 per the Parking Facilities Management Agreement for the three months ended March 31, 2022 and 2021.

Shared Facilities Management Agreement

On May 28, 2020, Property Owner entered into a Shared Facilities Management Agreement effective as of February 1, 2020, with NPI Management, Inc. (“NPI Management”), an affiliate of the Operating Partnership, for the Paseo de la Riviera project. NPI Management performs certain management, maintenance and other administrative duties required to be performed under the Declaration of Covenants, Restrictions and Easements for the property. NPI Management does not receive a management fee for its services, but is reimbursed for costs including “burden on labor” and overhead. The Shared Facilities Management Agreement had an initial term ending on February 1, 2021 and automatically renews for one year periods unless otherwise terminated by the parties. The Shared Facilities Management Agreement was automatically extended at the end of the initial term. Each of the Property Owner and NPI Management may terminate the Shared Facilities Management Agreement without cause with 30-days’ notice. Reimbursements for NPI Management totaled approximately $27,551 and $26,317 for the three months ended March 31, 2022 and 2021 respectively.

8.	COVID-19

On January 30, 2020, the world health organization announced a global health emergency because of a new strain of coronavirus originated in Wuhan, China (the “Covid-19 outbreak”) and the risks to the international community as the virus spreads globally beyond its point of origin. In March 2020, the world health organization classified the COVID-19 outbreak as a pandemic, based on the rapid increase in exposure globally. The full impact of the COVID-19 outbreak continues to evolve as of the date of this report. Therefore, should this matter continue for an extended period of time, it could negatively impact our business, results of operations, and financial position, however, the related financial impact cannot be reasonably estimated at this time. Management is actively monitoring the global situation and its effect on the Company’s financial condition, liquidity, operations, suppliers, industry, and workforce.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security (“CARES”) act was enacted and signed into law. Management has evaluated the provisions of the act and does not believe the act will have a material impact on the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021, our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10, as amended on April 15, 2022 (the “Form 10”), filed with the SEC. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below as well as in the Form 10.

As used herein, the terms “we,” “our,” “us,” and “the Company” refers to NRI Real Estate Investment and Technology, Inc., NRI Real Token LP, a Delaware limited partnership (the “Operating Partnership”) and their subsidiaries except where the context otherwise requires.

Overview

We were incorporated on June 2, 2021, for the initial purpose of owning, developing and managing THesis Miami, located at 1350 S Dixie Highway, Coral Gables, Florida 33146. THesis Miami includes a hotel, apartments, retail (restaurants and shopping) units and a parking garage which we refer to herein as the Property. The Property was acquired by the Operating Partnership on November 19, 2021. We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the taxable year ending December 31, 2022. We believe that, commencing with such taxable year, we have been organized and operated in such a manner so that we will qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but can provide no assurance that we will operate in a manner so as to remain qualified as a REIT. We have not requested an opinion of counsel regarding our status under the Code as a REIT.

We conduct substantially all of our business through the Operating Partnership. We and NRI Real Token Thesis LLC (the “Sponsor General Partner”), which is an affiliate of Nolan Reynolds International, LLC (“NRI” or the “Sponsor”) are the general partners of the Operating Partnership. We and the Operating Partnership are advised by NRI Real Token Advisors LLC, a Delaware limited liability company (the “Advisor”) pursuant to an agreement (the “Advisory Agreement”) under which the Advisor performs advisory services regarding acquisition, asset management, accounting, financing and disposition of the Property, and is responsible for managing, operating and maintaining the Property and day-to-day management of the Company.

Prior to the formation of the Company, the Property was owned and operated by 1350 S Dixie Holdings LLC (the “Property Owner”) which was acquired by the Operating Partnership. Our financial statements for the periods prior to the acquisition of the Property are those of 1350 S Dixie Holdings LLC.

On July 9, 2021, we commenced an offering (the “Offering”) of up to $85,000,000 limited partnership units (the “OP Units”) under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Upon election of the limited partner, subject to certain limitations, each OP Unit is convertible into one share of common stock of the Company, to be issued in the form of digital securities (distributed ledger shares) which are designated as NRI Real Token Security Tokens (the “Security Tokens”), or, at the election of the Company, cash in an equivalent value. Each Security Token will represent one share of common stock of the Company. Pursuant to the Offering, which concluded on December 31, 2021, the Operating Partnership issued 7,742,309 OP Units resulting in gross offering proceeds of approximately $79.4 million. The net proceeds from the Offering, approximately $73 million, were used to redeem approximately $73 million of interests of a prior investor and to pay corresponding closing costs.

As of the date of this report, we own only the Property.

Market Outlook

According to a February 7, 2022 report from hospitality data benchmarking firm STR, Miami led all major North American markets in hotel profit recovery in 2021. For the year ended December 31, 2021, the Miami hospitality market’s gross operating profit per available room (GOPPAR) surpassed 2019 levels by 14 percentage points, with an average market GOPPAR of $116.81.

Liquidity and Capital Resources

Overview

As of March 31, 2022, we owned only the Property. We developed the Property with the capital investment provided by the Sponsor and a prior investor whose interest was repurchased with substantially all of the proceeds of the Offering. Operating cash needs during the three months ended March 31, 2022 and March 31, 2021 were met through cash flow generated by the Property, equity capital contributions and proceeds from the Senior Loan and Mezzanine Loan. See “Liquidity and Capital Resources—Debt.”

We currently have indebtedness on the Property and may in the future obtain lines of credit or other financings secured by our assets in order to bridge the acquisition of, or acquire additional properties, to fund property improvements and other capital expenditures, to make distributions, and for other purposes. In addition, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT for U.S. federal income tax purposes, including borrowings to satisfy the REIT requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

The Property generates cash flow in the form of hotel room rentals, apartment rental revenue, retail rent revenue and guest expenditures, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Our Property is owned by a direct subsidiary of the Operating Partnership, which leases the hotel portion of the Property to the NRI Real Token Tenant, LLC (the “TRS Lessee”). The TRS Lessee is required to make rent payments to the owner of the Property pursuant to the lease agreement relating to the Property. Such TRS Lessee’s ability to make rent payments to the owner and our liquidity, including our ability to make distributions to our stockholders, are dependent upon the TRS Lessee’s ability to generate cash flow from the hotel operations of the Property. The TRS Lessee is dependent upon Hersha and Alpareno, with whom it has entered into a hotel management agreement to operate the hotel operations and a food and beverage management agreement to operate the food and beverage operations, respectively.

Debt

Starwood Property Trust Debt Agreements

Senior Loan

On November 19, 2021, 1350 S Dixie, LLC amended and restated its existing $116,250,000 loan (the “Senior Loan”) to refinance the Property. The Senior Loan is secured by a first mortgage on the Property and was made by Starwood Property Mortgage SUB-12-A, L.L.C., as Initial Lender and Administrative Agent on behalf of itself as Initial Lender and any other parties that may become lenders under the Senior Loan. The Senior Loan has an initial maturity date of May 9, 2024, with two options to extend for one year each. The conditions for each extension include (i) payment of an extension fee equal to 0.25% of the principal balance of the Loan being extended, (ii) with respect to the first extension option, the property must have achieved a debt yield of not less than 6.50%, and with respect to the second option, the property shall have achieved a Debt Yield of not less than seven and one-quarter percent (7.25%).

The Senior Loan bears interest at 2.25% over Libor (with a Libor floor of 0.25%) per annum, but reduces to 2.00% over Libor per annum if the Administrative Agent determines that the Property has a achieved a Debt Yield of not less than 6.75 for one calendar quarter.

Mezzanine Loan

On November 19, 2021, 1350 S Dixie Mezz Borrower, LLC (“Mezzanine Borrower”), amended and restated its existing $33,750,000 mezzanine loan agreement with Starwood Property Mortgage SUB-12-A, L.L.C as initial lender and administrative agent on behalf of itself and future lenders as part of the refinancing of the Property. The Mezzanine Loan is secured by a pledge by Mezzanine Borrower of its 100% ownership interest in 1350 S Dixie LLC. The Mezzanine Loan has an initial maturity date of May 9, 2024, with two options to extend for one year each. The conditions for each extension include (i) payment of an extension fee equal to 0.25% of the principal balance of the Loan being extended, (ii) with respect to the first extension option, the property must have achieved a debt yield of not less than 6.50%, and with respect to the second option, the property must have achieved a Debt Yield of not less than seven and one-quarter percent (7.25%).

The Mezzanine Loan bears interest at 11.138890% over Libor (with a Libor floor of .25%) per annum, but reduces to 10.88890% over Libor per annum if the Administrative Agent determines that the Property has achieved a Debt Yield of not less than 6.75% for one calendar quarter. Generally, if means do not exist for determining Libor, or a different index is being used in the market, an alternative index and spread will be used, which is intended to result in an interest rate charged to Borrower equivalent to the interest rate being charged at the time Libor is discontinued as the index.

Senior Loan and Mezzanine Loan Amendments

On February 14, 2022, the Senior Loan and Mezzanine Loan were amended to, among other things, allow for distributions of cash and shares by the Company to permit compliance with applicable tax rules. Until certain cash flow tests are met, annual cash distributions will be capped at $150,000 per year while distributions of Company shares will be capped at $600,000 per year, permitting a combined distribution of $750,000 per annum. While the Company considers these distribution caps sufficient for calendar year 2022, any additional required distributions to comply with such tax rules will require lender consent. While there can be no assurance, the Company estimates that it will satisfy the cash flow test thresholds in 2023.

Results of Operations

The following sections contain comparisons of our results of operations for the three months ended March 31, 2022 compared to the three months ended March 31, 2021.

Three months ended March 31, 2022 compared to the three months ended March 31, 2021

Revenue

Total revenue was $9.2 million and $4.8 million for the three months ended March 31, 2022 and 2021, respectively. Total revenue for the three months ended March 31, 2022 included $6.3 million in hotel and restaurant revenue (which includes $3.2 million in room revenue and $3.1 million food and beverage revenue), $2.0 million residential rental and other property income, $0.4 million parking revenue and $0.4 million other revenue. Total revenue for the three months ended March 31, 2021 included $3.0 million in hotel and restaurant revenue (which includes $1.4 million in room revenue and $1.6 million food and beverage revenue), $1.5 million residential rental and other property income, $0.2 million parking revenue and $58,000 other revenue. We expect that room revenue and food and beverage revenue as well will increase in future periods as a result of higher occupancy and increased restaurant demand.

Operating Expenses

Hotel and Restaurant Operating Expenses

Hotel and restaurant operating expenses were $5.1 million and $3.0 million for the three months ended March 31, 2022 and 2021, respectively. These hotel and restaurant operating expenses consisted primarily of salaries and wages. We expect hotel and restaurant operating expense to increase due to increased occupancy adding labor and occupied room costs and increased covers at the restaurant adding additional cost of goods sold as well as higher labor cost.

Residential Property Operating Expenses

Residential property operating expenses were $1.0 million and $0.9 million for the three months ended March 31, 2022 and 2021, respectively. These residential property operating expenses consisted primarily of salaries and wages and marketing. We expect residential property operating expense to increase slightly as a result of unit maintenance related to the first unit turnover.

Parking Operating Expenses

Parking operating expenses was $0.2 million for both the three months ended March 31, 2022 and 2021. These parking operating expenses consisted primarily of salaries and wages. We expect parking operating expenses to increase in the future due to additional valet personnel related to increased occupancy and higher food and beverage demand.

Other Operating Expenses

Other operating expenses were $0.7 million and $66,000 for the three months ended March 31, 2022 and 2021, respectively. These other operating expenses consisted primarily of shared facilities expenses. We expect other operating expense to increase in the future as a result of higher occupancy within the retail component of the Property.

Depreciation Expense

Depreciation expense was $1.5 million for both the three months ended March 31, 2022 and 2021. These depreciation expenses were related to depreciation of the real estate asset. We expect these amounts to remain fairly consistent as construction is mostly complete.

Interest Expense

Interest expense was $2.0 million and $2.8 million for the three months ended March 31, 2022 and 2021, respectively. Interest expense in this period related primarily to the Senior Loan and the Mezzanine Loan. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings.

Key Business Metrics

Our management reviews a number of key performance indicators, each as described below, to evaluate our business, measure our performance, identify trends affecting our business, formulate business plans and make strategic decisions.

Hotel

Average Daily Rate (ADR)

ADR is a performance indicator that management believes reflects the average room revenue generated by the Property. Our management believes ADR is a key metric to measure our hotel business because it reflects our pricing power in the market and can be compared against our competitive set to gauge our Property’s relative competitiveness. We define ADR as the total room revenue generated over a given period divided by the total number of rooms sold over the same period.

The table below sets forth our ADR with respect to the hotel at the Property for the three months ended March 31, 2022, and 2021, respectively.

Three Months Ended	Average Daily Rate (ADR)
March 31, 2022	$232.35
March 31, 2021	$162.10

Hotel Occupancy

Hotel Occupancy is a performance indicator that management believes reflects market demand for room nights. Our management believes that Hotel Occupancy is a key metric to measure our hotel business because it measures how many room nights are sold over a given period of time, and can be compared against our competitive set to gauge our Property’s relative performance. We define Hotel Occupancy as total number of room nights sold over a given period divided by the total number of room nights available over the same period.

The table below sets forth our average annual Hotel Occupancy with respect to the hotel at the Property for the three months ended March 31, 2022, and 2021, respectively.

Three Months Ended	Hotel Occupancy
March 31, 2022	62.7%
March 31, 2021	39.3%

Revenue per Available Room (RevPar)

RevPar is a performance indicator that management believes reflects Hotel performance from a room revenue perspective. Our management believes RevPar is a key metric to measure our hotel business because RevPar combines both pricing power (Average Daily Rate) as well as room demand (Hotel Occupancy). We define RevPar as Average Daily Rate for a given period multiplied by the Hotel Occupancy over the same period.

The table below sets forth our RevPar with respect to the hotel at the Property for the three months ended March 31, 2022, and 2021, respectively.

Three Months Ended	Revenue per Available Room (RevPar)
March 31, 2022	$145.60
March 31, 2021	$63.64

Leased properties (residential and retail)

Leased Occupancy

Leased Occupancy is a performance indicator that management believes reflects the demand and income potential of the leased components of our Property. Our management believes that Leased Occupancy is a key metric to measure the performance of our apartments and retail businesses because leased occupancy reflects the current demand for our apartment or retail units and the potential ability of these units to generate income. We define Leased Occupancy for the apartment component as the total number of apartment units leased divided by the total number of rentable apartment units in the apartment component of the Property. We define Leased Occupancy for the retail component as the total number of retail square footage leased divided by the total number of rentable square footage in the retail component of the Property.

The table below sets forth our Leased Occupancy with respect to the apartments and retail components at the Property as of March 31, 2022, and 2021, respectively.

Apartment Component – Leased Occupancy

As of Date	Leased Occupancy
March 31, 2022	99.5%
March 30, 2021	99.5%

Retail Component – Leased Occupancy

As of Date	Leased Occupancy
March 31, 2022	51.4%
March 30, 2021	15.0%

Lease Terms

Our hotel, commercial and retail properties are subject to lease agreements with us. Below is a schedule summarizing the Property’s current leases and their expected expirations as of March 31, 2022.

Tenant	Lease Expiration	Type
NRI Real Token Tenant, LLC	11/19/2024	Hotel
My Salon	12/2/2030	Retail
Legends Hospitality	12/31/2032(1)	Retail
Rebecca Lenard, DMD, P.A.	TBD(2)	Retail

(1) The Lease Term shall begin on the Delivery Date and end on the last day of the last Lease Year. The Delivery Date is defined as the date that Landlord provides Tenant with Landlord’s written confirmation of substantial completion of Landlord’s Work, as defined in the Lease.

(2) The Lease Term begins on the Rent Commencement Date and continues for 10 Lease Years. Once the Rent Commencement Date is ascertainable the Landlord and Tenant will enter into a supplemental agreement to fix the date of expiration of the Lease Term.

Critical Accounting Policies

Real Estate Asset, net

Real estate asset, net is recorded at cost. Improvements and replacements are capitalized when they extend the useful life of the asset. Costs of repairs and maintenance are expensed as incurred. Depreciation is computed using the straight-line method over the estimated useful life of up to 39 years for buildings and improvements, two to seven years for furniture, fixtures and equipment. We are required to make subjective assessments as to the useful lives of our real estate asset for purposes of determining the amount of depreciation to record on an annual basis with respect to our real estate asset. These assessments have a direct impact on our net income because if we were to shorten the expected useful lives of our real estate asset, we would depreciate these investments over fewer years, resulting in more depreciation expense and lower net income on an annual basis.

Based on the occurrence of certain events or changes in the circumstances, we review the recoverability of the real estate asset’s carrying value. Such changes in circumstances include the following:

●	a significant change in the market price of a long-lived asset,

●	a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition,

●	a significant change in legal factors or in the business climate that could affect the value of the long-lived asset, including an adverse action or assessment by a regulator,

●	an accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of a long-lived asset,

●	a current period operating or cash flow loss with a history of operating or cash flow losses or a projection of forecast that demonstrates continuing losses associated with the use of the long-lived asset, and

●	a current expectation that, it is more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

We review our real estate asset on an on-going basis to evaluate the existence of any of the aforementioned events or changes in circumstances that would require us to test for recoverability. In general, our review of recoverability is based on an estimate of the future undiscounted cash flows, excluding interest charges, expected to result from the asset’s use and eventual disposition. These estimates consider factors such as expected future operating income, market and other applicable trends and residual value expected, as well as the effects of hotel demand, competition and other factors. Other assumptions used in the review of recoverability include the holding period and the expected terminal capitalization rate. If impairment exists due to the inability to recover the carrying value of a property, an impairment loss is recorded to the extent that the carrying value exceeds the estimated fair value of the property. We are required to make subjective assessments as to whether there are impairments in the values of our real estate asset.

Revenue Recognition

Residential rental and other property income are recognized over the term of tenant leases, which is generally twelve months, when collectability is probable and the tenant has taken possession or controls the physical use of the leased asset. Lease incentives to secure new tenants are recognized as they are incurred given the short-term nature of the related lease arrangements. Reimbursements from tenants for utilities and shared expenses are recognized as revenue and are included in rental and other property income in the period expenses are incurred, with corresponding expenses included in residential property operating expenses. Additionally, non-refundable lease application and administrative fees are recognized as they are earned.

Income Taxes

The Company believes it has been organized and operated in a manner so as to qualify as a REIT commencing with its taxable year ending December 31, 2022, and it intends to elect to be taxed as a REIT under Sections 856 through 860 of the Code commencing with such year. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to stockholders. The Company’s intention is to adhere to the REIT qualification requirements and to maintain its qualification for taxation as a REIT. As a REIT, the Company is generally not subject to U.S. federal corporate income tax on the portion of taxable income that is distributed to stockholders. If the Company fails to qualify for taxation as a REIT in any taxable year, the Company will be subject to U.S. federal income taxes at the regular corporate rate and it may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, the Company may be subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on undistributed taxable income. Taxable income from non-REIT activities managed through the Company’s TRS is subject to U.S. federal, state, and local income taxes at the applicable rates. The TRS accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company performs an annual review for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2021 and March 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transaction and Agreements

We have entered into agreements with the Advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, the Advisor or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, and asset and property management fees and expenses. See Note 5 – Related Party Transactions and Note 7 – Commitments and Contingencies to our unaudited consolidated financial statements included in this Quarterly Report for descriptions and additional information regarding these agreements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Quantitative and qualitative disclosures about market risks have been omitted as permitted under rules applicable to smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We have established disclosure controls and procedures which are designed to provide reasonable assurance of achieving their objectives and to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, disclosed and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. This information is also accumulated and communicated to our management and Board of Directors to allow timely decisions regarding required disclosure.

In connection with the preparation of this Quarterly Report, as of March 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022, the end of the period covered by this Quarterly Report.

We have not engaged an independent registered public accounting firm to perform an audit of our internal control over financial reporting as of any balance sheet date or for any period reported in our financial statements. Presently, we are a non-accelerated filer and therefore our management is not presently required to perform an annual assessment of the effectiveness of our internal control over financial reporting. This requirement will apply in conjunction with our Annual Report on Form 10-K for the fiscal year ending December 31, 2023. Our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting for so long as we remain a smaller reporting company.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2022, the end of the period covered by this Quarterly Report.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. See Note 7 “Commitments and Contingencies” of the notes to the consolidated financial statements included as part of this Quarterly Report for a discussion of ongoing legal proceedings and governmental authority inquiries. Other than such proceedings, management is not aware of any current or pending legal proceedings to which we or any of our subsidiaries are a party or to which any of our property is subject, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such legal proceedings contemplated by governmental authorities.

Item 1A. Risk Factors

Except as described below, there are no material changes to the risk factors disclosed in the Form 10.

There is currently no trading market for our common stock or Security Tokens, and a market may never develop. While we anticipate that our Security Tokens will be tradable on an ATS, untokenized shares of our common stock will not, which will limit the liquidity of the common stock.

There has been no prior public trading market for the Security Tokens. Unless holders of common stock choose to convert their shares into Security Tokens, it is possible that there will be a limited number of Security Tokens on any ATSs, which could result in an illiquid market with volatile pricing. ATSs may lack substantial liquidity, limiting the feasibility of selling or exchanging the Security Tokens As a result, Security Token holders may be unable to sell or otherwise engage in Security Token transactions at any time. In addition, untokenized shares of our common stock will not be eligible to trade on any ATSs. As a result, they will likely be even more illiquid.

The valuation of digital tokens in a secondary market, if any, is usually not transparent and is highly speculative. In addition, it is possible due to unforeseen future changes in ATS requirements, that we may lose trading privileges on the ATSs. In addition, we may decide to voluntarily be removed from the ATSs.

In the event that the Security Tokens are no longer able to trade on the ATSs, you would still hold your equity interest in the Company, but may, as a practical matter, be unable to sell such interest. Holders of untokenized shares of common stock may have even less liquidity with respect to their investment as they will be limited to private secondary transactions that are in accordance with applicable securities laws. Neither the Company nor the Operating Partnership are under any obligation to provide Security Token valuations to investors. Neither the Company nor the Operating Partnership are now and will not be responsible or liable for the market value of the Security Tokens, the transferability and/or liquidity of the Security Tokens, and/or the availability of any market for the Security Tokens through third parties or otherwise.

The Security Tokens may not hold their value or increase in value. Numerous factors, including but not limited to the risks set out herein, will influence this outcome, many of which are not under the Operating Partnership’s or the Company’s control.

The number of Security Tokens traded on an ATS, if any, may be very small, which may limit their liquidity and make the market price more easily manipulated.

The risk of market manipulation exists in connection with the trading of any security. The risk may be greater for the Security Tokens because the ATS on which they trade, if at all, will be a closed system that does not have the same breadth of market and liquidity as a national market system. Unless holders of common stock choose to convert their shares into Security Tokens, it is possible that there will be a limited number of Security Tokens on any ATSs, which could increase the illiquidity of the market. While we will attempt to limit the trading of the Security Tokens to ATSs that have adopted policies intended to prohibit manipulation of the trading price of digital securities, there can be no assurance that the efforts of the ATS or the digital security holders’ broker-dealers will be sufficient to prevent such market manipulation. For example, a security holder may be able to manipulate the price by opening multiple accounts and trading among those accounts. In addition, untokenized shares of our common stock will not be eligible to trade on an ATS. As a result, trading will be limited to private transactions with significantly less liquidity.

The 10XTS distributed ledger for the Security Tokens may have weaknesses and vulnerabilities that imperil investor and consumer protections.

The Company has engaged LedgerLab LLC, a subsidiary of 10XTS, Inc. and a SEC-registered transfer agent (“LedgerLab”), as its securities transfer agent. LedgerLab uses both blockchain-based and traditional software and data to manage and track the stockholder registry.

Like current post-trade settlement processes in the capital markets, when a Security Token is issued and subsequently traded in secondary markets, the broker-dealer and/or exchange platform notifies the transfer agent of a pending settlement for recordation. LedgerLab is to then record the transfer of the tokenized shares using 10XTS software platform technology, which is separate and distinct from other enterprise platforms and other public blockchain or like technology. However, the Transfer Agent is not responsible for conducting any AML or KYC diligence on the holders of the Security Tokens or ensuring that such secondary transactions are compliant from an AML or KYC perspective. With respect to Security Tokens issued by the Company, the Transfer Agent will rely on the procedures conducted, and information collected, in accordance with the Company’s onboarding diligence, including its outsourcing of AML and KYC investor diligence. With respect to secondary purchasers, the Transfer Agent will rely on the applicable ATSs and custodians to ensure that transfers do not violate any applicable laws or regulations.

While the Company believes there may be many potential benefits to the use of distributed ledger technologies, and the 10XTS distributed ledger in particular, there are potential disadvantages as well. The 10XTS distributed ledger has been and continues to be developed by third parties unaffiliated with the Company.  The 10XTS distributed ledger may be subject to technical errors, fraud and manipulation.  There are potential operational risks associated with smart contracts such as insufficient backup, failure mechanisms or critical system safeguards.  There are other potential technical risks associated with the 10XTS distributed ledger such as unintended software vulnerabilities, coding errors, scaling or bandwidth issues, and unintended effects on internet service, computers, servers or user interfaces.  The 10XTS distributed ledger may be susceptible to cybersecurity risks such as hacking.  The various risks associated with the 10XTS distributed ledger could result in the theft or loss of digital assets, including the Security Tokens, for which there may be no recourse.  In addition, the transfer agent relies on third parties, such as ATSs and custodians, with respect to AML and KYC diligence in connection with secondary transfers. As a result, we are reliant on those third parties to properly conduct such diligence and ensure secondary transfers do not violate applicable laws. Any such failure by those parties to properly conduct such diligence could subject the Company to potential violations. The 10XTS distributed ledger could also be used to unlawfully circumvent laws, regulations, rules and other investor or consumer protections, to diminish transparency and accountability, and to impair market integrity, any of which could have a material adverse effect on the Security Tokens, the Company and the Operating Partnership.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

We intend to continue to conduct our operations so that we and our subsidiaries are not investment companies under the Investment Company Act. However, there can be no guarantee that we and our subsidiaries will be able to successfully avoid operating as an investment company.  In particular, if and to the extent that the Company’s General Partnership Interest in the Operating Partnership were deemed to fall within the definition of a “security” for purposes of the Investment Company Act, such General Partnership Interests could be deemed to be “investment securities” unless we conclude that the General Partnership Interests represent 50% or more of the “voting securities” of the Operating Partnership.  Because they are the Company’s sole asset, if such General Partnership Interests were deemed to be “investment securities” the Company would fit the definition of an “investment company” under the Investment Company Act and would be required to register as such or find another exemption or exclusion from registration as or the definition of an “investment company” under the Investment Company Act.

If we were required to register as an investment company, we would become subject to substantial regulation with respect to our capital structure (including our ability to use borrowings), management, operations, transactions with affiliated persons (as defined in the Investment Company Act), and portfolio composition, including disclosure requirements and restrictions with respect to diversification and industry concentration, and other matters. Compliance with the Investment Company Act would, accordingly, limit our ability to make certain investments and require us to significantly restructure our business plan, which could materially adversely affect our operations.  Similarly, identifying and taking steps to comply with another exemption or exclusion from registration as or the definition of an “investment company” under the Investment Company Act could include or require substantial alterations to our business plan, including the assets in which we seek to invest, or involve a significant reconfiguration of our organizational structure and operations, any of which could materially adversely affect our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On July 9, 2021, we commenced the Offering of up to $85,000,000 OP Units under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act. Upon election of the limited partner, subject to certain limitations, each OP Unit is convertible into one share of common stock of the Company, to be issued in the form the Security Tokens, or, at the election of the Company, cash in an equivalent value. Each Security Token represents one share of our common stock. The Offering concluded on December 31, 2021. As of December 31, 2021, the Company had issued 7,742,309 OP Units resulting in gross offering proceeds of approximately $79.4 million. The net proceeds from the Offering were used, net of any commissions payable to any placement agents, to redeem approximately $73 million of interests of a prior investor and to pay corresponding closing costs.

On January 28, 2022, we issued 110 shares of Series A Preferred Stock to certain investors for aggregate consideration of $110,000 under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act.

On January 31, 2022, we issued 1,040 shares of common stock to certain investors for aggregate consideration of $13,000 under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act.

On April 11, 2022, we issued 6,960 shares of common stock to certain investors for aggregate consideration of $87,000 under a private placement to qualified purchasers who meet the definition of “accredited investors,” as provided in Regulation D of the Securities Act.

Other than as set forth above, we have not sold any securities which were not registered under the Securities Act during the previous three years.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation of NRI Real Estate Investment and Technology, Inc. (the “Registrant”), dated as of June 2, 2021 (incorporated by reference to Exhibit 3.1 to the Company Registration Statement on Form 10 filed February 14, 2022)
3.2	Articles Supplementary of the Registrant, dated as of January 10, 2022, establishing the terms of the Registrant’s Series A Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
3.3	Bylaws of the Registrant, dated as of October 26, 2021 (incorporated by reference to Exhibit 3.3 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
3.4	Limited Partnership Agreement of the Operating Partnership, dated as of November 19, 2021 (incorporated by reference to Exhibit 3.4 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
3.5	First Amendment to Limited Partnership Agreement of the Operating Partnership, dated as of April 11, 2022 (incorporated by reference to Exhibit 3.5 to the Company’s Amended Registration Statement on Form 10 filed April 15, 2022)
10.1	Advisory Agreement, dated October 29, 2021, by and among the Registrant, NRI Real Token Advisors LLC, NRI Real Token LP and NRI Real Token Thesis LLC (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
10.2	Hotel Management Agreement, dated November 15, 2019, by and between Hersha Hospitality Management L.P. and 1350 S Dixie LLC (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
10.3	Assignment, Assumption and Amendment of Management Agreement, dated November 11, 2021, by and among 1350 S Dixie LLC, Hersha Hospitality Management L.P. and the Registrant (incorporated by reference to Exhibit 10.3 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
10.4	Food and Beverage Management Agreement, dated March 1, 2021, by and between Alpareno Restaurant Group, LLC and 1350 S Dixie LLC (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
10.5	Assignment, Assumption and Amendment of Food and Beverage Management Agreement, dated February 14, 2022, by and among 1350 S Dixie LLC, NRI Real Token Tenant, LLC and Alpareno Restaurant Group, LLC (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
10.6	Shared Facilities Management Agreement, dated May 28, 2020, by and between NPI Management, Inc. and 1350 S Dixie Holdings LLC (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
10.7	Parking Facility Management Agreement, dated July 12, 2019, by and between Legacy Parking Company, LLC and 1350 S Dixie LLC (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
10.8	Property Management Agreement, dated July 1, 2019, by and between Gales Residential Services, Inc. and 1350 S Dixie LLC (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
10.9	Lease Agreement, dated November 9, 2021, by and between 1350 S Dixie LLC and NRI Real Token Tenant, LLC (incorporated by reference to Exhibit 10.9 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
10.10	Amended and Restated Loan and Security Agreement, dated November 19, 2021, by and among 1350 S Dixie LLC, NRI Real Token Tenant, LLC, Starwood Property Mortgage Sub-12-A, LLC (as Initial Lender) and Starwood Property Mortgage Sub-12-A, LLC (as Administrative Agent) (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
10.11	First Amendment to Amended and Restated Loan and Security Agreement and Reaffirmation of Guarantees and Environmental Indemnity, dated February 14, 2022, by and among 1350 S Dixie LLC, STWD 2021-FL2, LTD., as successor-in-interest to Initial Lender, STWD 2021-FL2, LTD., as successor-in-interest to Administrative Agent and Charles D. Nolan, Jr. (as Guarantor) (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
10.12	Amended and Restated Mezzanine Loan and Security Agreement, dated November 19, 2021, by and among 1350 S Dixie Mezz Borrower, LLC, Starwood Property Mortgage Sub-12-A, LLC (as Initial Lender) and Starwood Property Mortgage Sub-12-A, LLC (as Administrative Agent) (incorporated by reference to Exhibit 10.12 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
10.13	First Amendment to Amended and Restated Mezzanine Loan and Security Agreement and Reaffirmation of Guarantees and Environmental Indemnity, dated February 14, 2022, by and among 1350 S Dixie LLC, STWD 2021-FL2, LTD., as successor-in-interest to Initial Lender, STWD 2021-FL2, LTD., as successor-in-interest to Administrative Agent and Charles D. Nolan, Jr. (as Guarantor) (incorporated by reference to Exhibit 10.13 to the Company’s Registration Statement on Form 10 filed February 14, 2022)
10.14	Form of Indemnification Agreement with Directors and Officers of the Registrant (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form 10 filed February 14, 2022)

21.1	Subsidiaries of the Registrant
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC.

Date:	May 16, 2022	By:	/s/ Brent Reynolds
Brent Reynolds Chief Executive Officer, President and Director
(principal executive officer)

Date:	May 16, 2022	By:	/s/ Timothy A. O’Neill
Timothy A. O’Neill
Chief Investment Officer and Director
(principal financial and accounting officer)