Form 10-Q
period 2022-06-30
NRI Real Estate Investment & Technology, Inc.
filed 2022-08-15
CIK 1877561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of June 30, 2022, 8,000 shares of common stock, 110 shares of Series A Preferred Stock and no shares of any other class or series of stock of the Company are issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

NRI Real Estate Investment and Technology, Inc. & Subsidiaries

Condensed Consolidated Financial Statements

For the Three and Six Months Ended June 30, 2022 and 2021

(Unaudited)

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2022 (unaudited)	December 31, 2021
Assets
Cash and cash equivalents	$2,458,642	$3,275,484
Restricted cash	3,549,554	1,333,436
Accounts receivable	105,323	651,181
Prepaid expenses and other assets	910,169	419,366
Real estate asset, net	192,439,286	194,485,108
Total assets	$199,462,974	$200,164,575
Liabilities and members’ equity
Accounts payable	$812,252	$2,391,880
Accrued expenses and other liabilities	3,162,406	2,790,049
Notes payable, net of debt issuance costs	138,476,237	136,090,486
Due to affiliates	35,302	4,074
Total liabilities	142,486,197	141,276,489
Series A preferred stock	1	-
Common stock	80	-
Additional paid in capital	209,919	-
Total Stockholders’ equity	210,000	-
Partners’ interest	56,766,777	58,888,086
Total equity	56,976,777	58,888,086
Total liabilities and members’ equity	$199,462,974	$200,164,575

Please see accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Revenue:
Hotel and restaurants revenue:
Rooms	$2,879,809	$2,153,116	$6,090,195	$3,556,410
Food and beverage	2,680,292	2,037,266	5,734,077	3,636,902
Other hotel revenue	30,486	-	66,445	-
Total hotel and restaurants revenue	5,590,587	4,190,382	11,890,717	7,193,312
Residential rental and other property income	2,057,065	1,601,612	4,084,114	3,118,580
Parking	318,421	256,024	692,276	479,995
Other revenue	422,275	58,405	871,300	115,902
Total revenue	8,388,348	6,106,423	17,538,407	10,907,789
Operating expenses:
Hotel and restaurants operating expenses	5,134,613	3,630,533	10,186,245	6,673,091
Residential property operating expenses	914,326	836,984	1,884,195	1,689,843
Parking operating expenses	272,285	197,881	510,041	372,337
Other operating expenses	828,204	97,887	1,495,914	164,351
Depreciation expense	1,543,052	1,510,125	3,088,228	3,026,298
Total operating expenses	8,692,480	6,273,410	17,164,623	11,925,920
Income (loss) from operations	(304,132)	(166,987)	373,784	(1,018,131)
Other income (expense):
Interest income	451	16	467	32
Interest expense	(2,201,045)	(2,723,573)	(4,197,700)	(4,941,299)
Total other income (expense)	(2,200,594)	(2,723,557)	(4,197,233)	(4,941,267)
Net loss	(2,504,726)	(2,890,544)	(3,823,449)	(5,959,398)
Series A preferred dividends	(5,610)	-	(5,610)	-
Net loss attributable to common stockholders	$(2,510,336)	$(2,890,544)	$(3,829,059)	$(5,959,398)

Please see accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF EQUITY (unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022 AND 2021

	Stockholders’ Equity						Partners’ Equity
	Preferred Stock	Common Stock	Additional paid-in capital	Distributions in Excess of Net Loss	Accumulated Income (loss)	Total Stockholders’ Equity	54M 1350 S Dixie Hwy LLC	NPI South Dixie, LLC	Membership Reorganization	OP Interests	Noncontrolling Interests	Syndication cost	Accumulated Income (loss)	Total Equity
Balance at April 1, 2022	$1	$10	$122,989	$-	$(1,674)	$121,326	$-	$-	$(14,258,108)	$45,587,639	$33,822,000	$(2,642,320)	$(3,143,424)	$59,487,113
Issuance of Stock	-	70.00	86,930	-	-	87,000	-	-	-	-	-	-	-	87,000
Series A preferred dividend	-	-	-	(5,610)	-	(5,610)	-	-	-	-	-	-	-	(5,610)
Subscriptions receivable	-	-	-	-	-	-	-	-	-	(87,000)	-	-	-	(87,000)
Net loss	-	-	-	-	(5,069)	(5,069)	-	-	-	-	-	-	(2,499,657)	(2,504,726)
Balance at June 30, 2022	$1	$80	$209,919	$(5,610)	$(6,743)	$197,647	$-	$-	$(14,258,108)	45,500,639	33,822,000	$(2,642,320)	$(5,643,081)	$56,976,777

	Stockholders’ Equity						Partners’ Equity
	Preferred Stock	Common Stock	Additional paid-in capital	Distributions in Excess of Net Loss	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	54M 1350 S Dixie Hwy LLC	NPI South Dixie, LLC	Membership Reorganization	OP Interests	Noncontrolling Interests	Syndication cost	Accumulated Income (loss)	Total Equity
Balance at April 1, 2021	$-	$-		$-	$-	$-	$69,427,440	$17,356,860	$-	$-	$-	$-	$(18,957,768)	$67,826,532
Contributions	-	-		-	-	-			-	-	-	-	-	-
Distributions	-	-		-	-	-	(1,937,229)	(484,307)	-	-	-	-	-	(2,421,536)
Net loss	-	-		-	-	-	-	-	-	-	-	-	(3,823,449)	(3,823,449)
Balance at June 30, 2021	$-	$-		$-	$-	$-	$67,490,211	$16,872,553	$-	$-	$-	$-	$(22,781,217)	$61,581,547

	Stockholders’ Equity						Partners’ Equity
	Preferred Stock	Common Stock	Additional paid-in capital	Distributions in Excess of Net Loss	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	54M 1350 S Dixie Hwy LLC	NPI South Dixie, LLC	Membership Reorganization	OP Interests	Noncontrolling Interests	Syndication cost	Accumulated Income (loss)	Total Equity
Balance at January 1, 2022	$-	$-		$-	$-	$-	$-	$-	$(14,258,108)	$43,775,639	$33,822,000	$(2,625,070)	$(1,826,375)	$58,888,086
Issuance of Stock	1	80	209,919	-	-	210,000	-	-	-	-	-	-	-	210,000
Series A preferred dividend	-	-		(5,610)	-	(5,610)	-	-	-	-	-	-	-	(5,610)
Subscriptions receivable	-	-		-	-	-	-	-	-	1,725,000	-	-	-	1,725,000
Syndication cost	-	-		-	-	-	-	-	-	-	-	(17,250)	-	(17,250)
Net loss	-	-		-	(6,743)	(6,743)	-	-	-	-	-	-	(3,816,706)	(3,823,449)
Balance at June 30, 2022	$1	$80	$209,919	$(5,610)	$(6,743)	$197,647	$-	$-	$(14,258,108)	45,500,639	33,822,000	$(2,642,320)	$(5,643,081)	$56,976,777

	Stockholders’ Equity						Partners’ Equity
	Preferred Stock	Common Stock	Additional paid-in capital	Distributions in Excess of Net Loss	Accumulated Other Comprehensive Loss	Total Stockholders’ Equity	54M 1350 S Dixie Hwy LLC	NPI South Dixie, LLC	Membership Reorganization	OP Interests	Noncontrolling Interests	Syndication cost	Accumulated Income (loss)	Total Equity
Balance at January 1, 2021	$-	$-		$-	$-	$-	$67,845,324	$16,961,331	$-	$-	$-	$-	$(16,821,819)	$67,984,836
Contributions	-	-		-	-	-	1,582,116	395,529	-	-	-	-	-	1,977,645
Distributions	-	-		-	-	-	(1,937,229)	(484,307)	-	-	-	-	-	(2,421,536)
Net loss	-	-		-	-	-	-	-	-	-	-	-	(5,959,398)	(5,959,398)
Balance at June 30, 2021	$-	$-		$-	$-	$-	$67,490,211	$16,872,553	$-	$-	$-	$-	$(22,781,217)	$61,581,547

Please see accompanying Notes to the Unaudited Condensed Consolidated Financial Statements.

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(3,823,449)	$(5,959,398)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	3,088,228	3,026,298
Amortization of debt issuance costs	812,232	302,320
Changes in operating assets and liabilities:
Other assets	545,858	(541)
Prepaid expenses and other assets	(490,803)	(427,135)
Accounts payable	(1,492,078)	(305,088)
Accrued expenses and other liabilities	255,885	519,293
Net cash provided by operating activities	(1,104,127)	(2,844,251)
Cash flows from investing activities
Additions to real estate asset	(670,169)	(3,911,320)
Net cash used in investing activities	(670,169)	(3,911,320)
Cash flows from financing activities
Mortgage note proceeds	1,261,432	9,442,756
Debt issuance costs paid	-	(2,135,600)
Contributions from members, net	110,000	102,253
Series A preferred dividends	(5,610)	-
Subscription Receivable	1,825,000	-
Syndication cost	(17,250)	-
Net cash provided by financing activities	3,173,572	7,409,409
Net increase in cash, restricted cash and cash equivalents	1,399,276	653,838
Cash, restricted cash and cash equivalents at beginning of period	4,608,920	3,909,291
Cash, restricted cash and cash equivalents at end of period	$6,008,196	$4,563,129

	Six months ended June 30,
	2022	2021
Supplemental cash flow disclosure
Cash paid for interest	$3,004,975	$1,253,924
Non-cash investing and financing activities:
Interest capitalized in notes payable	$312,087	$3,014,959
Accounts payable, accrued expenses and due to affiliates included in real estate asset	$139,868	$45,102

Please see accompanying Notes to the Unaudited Consolidated Financial Statements.

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Basis of preparation

The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) for interim financial information and with the general instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and notes required by US GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the year ending December 31, 2022 or any future period. Accordingly, readers of these consolidated interim financial statements should refer to the Company’s audited financial statements prepared in accordance with US GAAP, and the related notes thereto, for the year ended December 31, 2021, which are included in the Company’s recent filing on Form 10 (and amendments thereto), as certain footnote disclosures normally included in financial statements prepared in accordance with US GAAP have been condensed or omitted from this report pursuant to the rules of the Securities and Exchange Commission.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows at June 30, 2022 and 2021:

	6/30/2022	6/30/2021
Cash and cash equivalents	$2,458,642	$3,425,028
Restricted cash	3,549,554	1,138,101
Cash, restricted cash, and cash equivalents	$6,008,196	$4,563,129

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

As of June 30, 2022, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to accrue any interest and penalties associated with its tax obligations when paid. There were no income tax related interest or penalties for the periods ended June 30, 2022 and 2021.

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

Description of Securities

The Company is authorized to issue 490,000,000 shares of common stock, $0.01 par value per share (“common stock”), and 10,000,000 shares of preferred stock, $0.01 par value per share (“preferred stock”). The charter authorizes the board of directors, with the approval of a majority of the entire board and without any action on the part of stockholders, to amend the charter to increase or decrease the aggregate number of shares of stock that the Company is authorized to issue or the number of authorized shares of any class or series of stock of the Company. As of August 15, 2022, 8,000 shares of common stock, 110 shares of Series A Preferred Stock and no shares of any other class or series of stock of the Company are issued and outstanding. Under Maryland law, stockholders generally are not liable for a corporation’s debts or obligations.

Shares Outstanding consist of the following at June 30, 2022 and June 30, 2021:

	6/30/2022			6/30/2021
	Shares Authorized	Shares Issued	Book Value per Share	Shares Authorized	Shares Issued	Book Value per Share
Series A Preferred Stock	10,000,000	110	$1,000	-	-	$-
(par value $0.01)
Common Stock	490,000,000	8000	$12.50	-	-	$-
(par value $0.01)
Weighted Average Shares	500,000,000	8110	$25.89	-	-	$-

The Company has not presented earnings (loss) per share on the accompanying statements of operations as such  information is not meaningful.

Series A Preferred Stock has the following rights and privileges:

●	The shares of Series A Preferred Stock are senior to all classes and series of the Company’s stock, including shares of common stock of the Company.

●	Dividends on outstanding shares of Series A Preferred Stock accrue on a daily basis at the rate of 12.0% per annum, and will be cumulative from and including the date of issuance. Dividends on the shares of Series A Preferred Stock are be payable semiannually, in arrears, on June 30 and December 31 of each year, when, as and if authorized by the board of directors of the Company and declared by the Company.

●	The holders of shares of Series A Preferred Stock will not be entitled to vote in the election of directors or on any other matters submitted to the Company’s stockholders.

●	The Company’s outstanding shares of Series A Preferred Stock are subject to redemption, in whole or in part, at any time, upon notice by the Company to the record holder of the shares of Series A Preferred Stock to be redeemed.

●	In the event of any voluntary or involuntary liquidations, dissolution or winding up of the Company’s affairs, the holders of outstanding shares of Series A Preferred Stock will be entitled to be paid, out of the Company’s assets legally available for distribution, a liquidation preference per share of Series A Preferred Stock equal to $1,000 plus the amount of accrued and unpaid dividends.

●	Series A Preferred Stock is not convertible.

On April 11, 2022 the Board of Directors authorized the issuance of up to 7,000 shares of Common Stock to U.S. persons, selected by NRI Real Token Advisors LLC, in exchange for cash consideration of not less than $12.50 per share. On the date of the board resolution, 6,960 common shares were issued for $87,000. The total common shares outstanding after this transaction was 8,000.

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

The Company incurred a net loss of $3.8 million for the six months ended June 30, 2022. On May 10, 2021, the Company entered into two new loan agreements with Starwood Property Mortgage, the details of which are discussed in Note 4. From inception through June 30, 2022, the Company had borrowed approximately $141.9 million to fund construction of the Property, with approximately $8.0 million remaining availability on its existing credit facilities as of June 30, 2022. See Note 4 for details of notes payable.

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

	6/30/2022	12/31/2021
Land	$38,000,000	$38,000,000
Building and improvements	151,025,178	150,144,295
Furniture, fixtures and equipment	15,723,189	15,561,666
	204,748,367	203,705,961
Less: accumulated depreciation	(12,309,081)	(9,220,853)
Real estate asset, net	$192,439,286	$194,485,108

4.	NOTES PAYABLE

Notes Payable consist of the following at June 30, 2022 and December 31, 2021:

	6/30/2022	12/31/2021
Senior Loan	$110,007,798	$108,788,319
Mezzanine Loan	31,937,748	31,583,706
Less: unamortized debt issuance costs	(3,469,309)	(4,281,539)
Notes payable, net of debt issuance costs	$138,476,237	$136,090,486

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

On November 19, 2021, the Senior Loan and Mezz Loan were amended and restated, to, among other things, permit the restructuring of the Company’s corporation structure. In addition, February 14, 2022, the loan agreements were amended to, among other things, allow for distributions of cash and shares by the Company to permit compliance with applicable tax rules. Until certain cash flow tests are met, annual cash distributions will be capped at $150,000 per year while distributions of Company shares will be capped at $600,000, permitting a combined distribution of $750,000 per annum.

As of June 30, 2022 the Senior Loan had a principal balance of $110 million compared to a principal balance on December 31, 2021 of $108.8 million for the Senior Loan prior to the refinancing. The Mezz Loan had a principal balance of $31.9 million as of June 30, 2022 compared to a principal balance on December 31, 2021 of $31.6 million for the Mezz Loan prior to refinancing.

Aggregate interest expense related to the loans was approximately $1.8 million and $3.4 million for the three and six month periods ended June 30, 2022, respectively, and approximately $2.4 million and $4.6 million for the three and six month periods ended June 30, 2021, respectively.

Other

In connection with obtaining the prior Senior and Mezz Loans, the Prior Operating Company and Mezz Borrower incurred $3.25 million of debt issuance cost, which have been deferred and have been amortized fully upon refinancing of the loans in May 2021. In connection with the refinancing of the loans, the Prior Operating Company and Mezz Borrower, incurred an additional $2.24 million of debt issuance cost during the year ended December 31, 2021. The Company incurred an additional $2.58 million of financing costs in connection with the acquisition of the Property, which have been capitalized and are included in deferred loan costs. Amortization expense of debt issuance costs incurred totaled $406,998 and $812,231 for the three and six month periods ended June 30, 2022, respectively, and $279,122 and $302,320 for the three and six month periods ended June 30, 2021, respectively.

5.	RELATED PARTY TRANSACTIONS

The development activities of the Company are conducted by a related party, NP International USA, LLC in exchange for a development management fee. This development fee is payable in installments between the initial funding received by the Property Owner through 30 days after the scheduled project completion date. The development management fee is 5% of base hard cost as outlined in the Limited Liability Company agreement of the Property Owner, of which 44.5% is paid to a member in exchange for consulting services. There were no charges for the development management fee for the three and six month periods ended June 30, 2022 and June 30, 2021. There were no amounts payable for the development management fee at June 30, 2022 and December 31, 2021.

The construction management activities of the Company are conducted by a related party, NRI Construction LLC, in exchange for construction management fee. This fee is payable in installments between the effective date of the commencement of the construction project through the scheduled project completion date. Charges for the construction management fee totaled approximately $30,000 and $80,000 for the three and six month periods ended June 30, 2022, respectively, and $0 and $18,560 for the three and six month periods ended June 30, 2021, respectively. Amounts payable for the construction management fee at June 30, 2022 and December 31, 2021 were $0 and $30,000, respectively.

The day to day operations and activities of the Company are conducted by a related party, NRI Real Token Advisors, LLC (the “Advisor”), in exchange for an advisory fee. This fee is payable on a monthly basis in arrears based on the total gross revenue of the Property. Charges for the advisory fee totaled $94,502 and $182,845 for the three and six month periods ended June 30, 2022, respectively. There were no advisory fee charges for the three and six month periods ended June 30, 2021. There were $0 charges payable for the advisory fee at June 30, 2022 and December 31, 2021. Additionally, the Advisor is reimbursed for operational expenses by the Company. This includes, but is not limited to, salary and wage reimbursement, travel and supplies. Reimbursements for the Advisor totaled $63,025 and $125,038 for the three and six month periods ended June 30, 2022, respectively, and $0 for the three and six month periods ended June 30, 2021. There were $0 charges payable to the Advisor for reimbursements at June 30, 2022 and December 31, 2021.

The food and beverage (F&B) management activities of the hotel and restaurants at the Property are conducted by a related party, Alpareno Restaurant Group, LLC (see note 7), in exchange for F&B management fee and incentive fee. The management fee is payable monthly in arrears with the incentive fee payable annually. Charges for the F&B management fee totaled $107,169 and $229,360 for the three and six month periods ended June 30, 2022, respectively, and $81,483 and $104,763 for the three and six month periods ended June 30, 2021, respectively. Amount payable for the F&B management fee at June 30, 2022 and December 31, 2021 totaled approximately $29,611 and $0, respectively. These fees are included in due to affiliates on the consolidated balance sheets.

The facilities management for the Property are administered through the Shared Facilities Management Agreement (the “Shared Facilities Agreement”) with NPI Management, Inc. (“NPI Management”), an affiliate of the Operating Partnership. NPI Management performs certain management, maintenance and other administrative duties required to be performed under the Declaration of Covenants, Restrictions and Easements for the property. NPI Management does not receive a management fee for its services, but is reimbursed for costs including “burden on labor” and overhead. The Shared Facilities Management Agreement had an initial term ending on February 1, 2021 and automatically renews for one year periods unless otherwise terminated by the parties. The Shared Facilities Management Agreement was automatically extended at the end of the initial term. Each of the Property Owner and NPI Management may terminate the Shared Facilities Management Agreement without cause with 30-days’ notice. Reimbursements for NPI Management totaled $227,806 and $547,907 for the three months and six months ended June 30, 2022, respectively, and $821,921 and approximately $1.3 million for the three months and six months ended June 30, 2021, respectively. Amount payable to NPI Management for reimbursements at June 30, 2022 and December 31, 2021 totaled $5,691 and $21,703, respectively, and are included in due to affiliates on the consolidated balance sheets.

The Company also incurs costs during the normal course of development from various transactions with affiliates. For the periods ended June 30, 2022 and December 31, 2021, the Company owed approximately $35,302 and $4,074 respectively, to affiliates for expenses reimbursed and miscellaneous costs.

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

Hotel Management Agreement

In November 2019, the Prior Operating Company entered into a Hotel Management Agreement (the “Management Agreement”) with a Hotel Management Company (the “Manager”) for an initial term of 10 years, commencing on the opening of the hotel at the Property. For services rendered as defined by the Management Agreement, the Manager will earn a base fee equal to the sum of (i) 3% of total revenues and (ii) 1% of food and beverage (“F&B”) area income, as defined within the Management Agreement. Additionally, the Manager is entitled to an annual incentive fee in the event that the net operating income, as defined, exceeds the projected net operating income set forth within each fiscal years approved budget. The aggregate of the base fees and incentive fees payable to the Manager in any given fiscal year may not exceed 5% of the sum of total revenues and F&B area income. The Manager was paid $113,897 and $241,825 for the three month and six month periods ended June 30, 2022, respectively. The Manager was paid $85,462 and $143,857 for the three month and six month periods ended June 30, 2021, respectively, per the Management Agreement. The manager was paid $0 for the incentive fee over those same periods.

Leasing Property Management Agreement

In July 2019, the Prior Operating Company became party to a Residential Property Management Agreement (the “Residential Agreement”) with Gables Residential Services, Inc. (the “Property Manager”) for the residential portion of the project. For services rendered as defined within the Residential Agreement, the Property Manager earns a fee equal to the greater of (i) 3% of gross receipts or (ii) $10,000 until the property reaches stabilization, defined as 93% occupancy of all leasable units. Upon stabilization, the Property Manager earns a fee equal to the greater of (i) 3% of gross receipts or (ii) $12,000. In no event shall the Property Manager earn more than 4% of gross receipts. The Property Manager was paid $61,394 and $122,221 for the three and six month periods ended June 30, 2022, respectively, and $49,093 and $94,538 for the three and six month periods ended June 30, 2021, respectively, per the Residential Agreement.

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

Food& Beverage Agreement

On March 1, 2021, the Prior Operating Company (the “Owner”) entered into a Food and Beverage Management Agreement (the “F&B Management Agreement”) with Alpareno Restaurant Group, LLC (the “F&B Manager”) for a term of 5 years. For services rendered as defined by the F&B Management Agreement, the F&B Manager will earn a base fee equal to 4% of Operating Revenue. Additionally, the F&B Manager is entitled to an annual incentive fee equal to 15% of Net Profit(s). The F&B Manager was paid $120,687 and $300,015 for the three and six month periods ended June 30, 2022, respectively, and $0 for both the three and six month periods ended June 30, 2021 for the management fee.

Parking Facilities Management Agreement

On July 12, 2019, the Property Owner entered into a three-year Parking Facilities Management Agreement with Legacy Parking Company, LLC (“Legacy”). Legacy provides 24/7 operational and management services for the parking facility at the Property, including the preparation of annual budgets and the collection of parking revenues. The Property Owner pays Legacy a base, annual management fee of $15,000, paid in monthly installments, as well as an incentive management fee equal to 9.5% of the net operating income of the parking facility (generally, parking revenues minus operating expenses) in excess of (a) $500,000 for the first year and (b) $600,000 for the remainder of the term subject to a cap of 4% of the annual parking revenues. The agreement automatically renews for one-year terms unless otherwise terminated by either party. Each of Property Owner and Legacy may terminate the agreement with a 30-days’ notice (in the case of Property Owner) and a 60-days’ notice (in the case of Legacy). Legacy was paid $3,750 and $9,602 for the three and six month periods ended on June 30, 2022, respectively, and $3,750 and $7,500 for the three and six month period ended June 30, 2021, respectively, per the Parking Facilities Management Agreement ..

Shared Facilities Management Agreement

On May 28, 2020, Property Owner entered into a Shared Facilities Management Agreement effective as of February 1, 2020, with NPI Management, Inc. (“NPI Management”), an affiliate of the Operating Partnership, for the Paseo de la Riviera project. NPI Management performs certain management, maintenance and other administrative duties required to be performed under the Declaration of Covenants, Restrictions and Easements for the property. NPI Management does not receive a management fee for its services, but is reimbursed for costs including “burden on labor” and overhead. The Shared Facilities Management Agreement had an initial term ending on February 1, 2021 and automatically renews for one year periods unless otherwise terminated by the parties. The Shared Facilities Management Agreement was automatically extended at the end of the initial term. Each of the Property Owner and NPI Management may terminate the Shared Facilities Management Agreement without cause with 30-days’ notice. Reimbursements for NPI Management totaled $67,683 and $96,571 for the three and six month periods ended June 30, 2022, respectively, and $23,553 and $49,870 for the three and six month periods ended June 30, 2021, respectively.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2021, our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10, as amended on July 20, 2022 (the “Form 10”), filed with the SEC. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below as well as in the Form 10.

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

Market Outlook

According to a July 15, 2022 report from hospitality data benchmarking firm STR, Miami continues to lead all major North American markets in hotel profitability. Year-to-date, the Miami hospitality market’s total revenue per available room (TRevPAR) surpassed 2019 year-to-date levels by 128%, with an average TRevPAR of $441, and gross operating profit per available room (GOPPAR) surpassed 2019 year-to-date levels by 152%, with an average market GOPPAR of $222. Miami’s average year-to-date gross operating profit margin (GOP) is 50%, which is 8% higher than 2019 levels.

Liquidity and Capital Resources

Overview

As of June 30, 2022, we owned only the Property. We developed the Property with the capital investment provided by the Sponsor and a prior investor whose interest was repurchased with substantially all of the proceeds of the Offering. Operating cash needs during the three and six months ended June 30, 2022 and June 30, 2021 were met through cash flow generated by the Property, equity capital contributions and proceeds from the Senior Loan and Mezzanine Loan. See “Liquidity and Capital Resources—Debt.”

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

Results of Operations

The following sections contain comparisons of our results of operations for the three and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021.

Three months and six months ended June 30, 2022 compared to the three and six months ended June 30, 2021

Revenue

Total revenue was $8.4 million and $6.1 million for the three months ended June 30, 2022 and 2021, respectively. Total revenue was $17.5 million and $$10.9 million for the six months ended June 30, 2022 and 2021, respectively.

Total revenue for the three months ended June 30, 2022 included $5.6 million in hotel and restaurant revenue (which includes $2.9 million in room revenue and $2.7 million food and beverage revenue), $2.1 million residential rental and other property income, $318,421 parking revenue and $422,275 other revenue. Total revenue for the three months ended June 30, 2021 included $4.2 million in hotel and restaurant revenue (which includes $2.2 million in room revenue and $2.0 million food and beverage revenue), $1.6 million residential rental and other property income, $256,024 parking revenue and $58,405 other revenue.

Total revenue for the six months ended June 30, 2022 included $11.9 million in hotel and restaurant revenue (which includes $6.1 million in room revenue and $5.7 million food and beverage revenue), $4.1 million residential rental and other property income, $692,276 parking revenue and $871,300 other revenue. Total revenue for the six months ended June 30, 2021 included $7.2 million in hotel and restaurant revenue (which includes $3.6 million in room revenue and $3.6 million food and beverage revenue), $3.1 million residential rental and other property income, $479,995 parking revenue and $115,902 other revenue.

We expect residential revenue will increase in future periods as a result of renewing leases and signing new leases at increased market rents relative to in-place rents.

Operating Expenses

Hotel and Restaurant Operating Expenses

Hotel and restaurant operating expenses were $5.1 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively. Hotel and restaurant operating expenses were $10.2 million and 6.7 million for the six months ended June 30, 2022 and 2021, respectively. These hotel and restaurant operating expenses consisted primarily of salaries and wages. We expect hotel and restaurant operating expense to increase due to increased occupancy adding labor and occupied room costs and increased covers at the restaurant adding additional cost of goods sold as well as higher labor cost. Ongoing labor shortages have negatively impacted the business and may continue to do so for the foreseeable future, which has led to increased overtime for existing staff and reliance on contract labor at a higher labor rate.

Residential Property Operating Expenses

Residential property operating expenses were $0.9 million and $0.8 million for the three months ended June 30, 2022 and 2021, respectively. Residential property operating expenses were $1.9 million and $1.7 million for the six months ended June 30, 2022 and 2021, respectively. These residential property operating expenses consisted primarily of salaries and wages and marketing. We expect residential property operating expenses to increase slightly as a result of unit maintenance related to unit turnover.

Parking Operating Expenses

Parking operating expenses was $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Parking operating expenses was $0.5 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively. These parking operating expenses consisted primarily of salaries and wages. We expect parking operating expenses to increase in the future due to additional valet personnel related to increased occupancy and higher food and beverage demand.

Other Operating Expenses

Other operating expenses were $0.8 million and $0.1 million for the three months ended June 30, 2022 and 2021, respectively. Other operating expenses were $1.5 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. These other operating expenses consisted primarily of shared facilities expenses. We expect other operating expense to increase in the future as a result of higher occupancy within the retail component of the Property.

Depreciation Expense

Depreciation expense was $1.5 million for both the three months ended June 30, 2022 and 2021. Depreciation expense was $3.1 million and $3.0 million for the six months ended June 30, 2022 and 2021, respectively. These depreciation expenses were related to depreciation of the real estate asset. We expect these amounts to remain fairly consistent as construction is mostly complete.

Interest Expense

Interest expense was $2.2 million and $2.7 million for the three months ended June 30, 2022 and 2021, respectively. Interest expense was $4.2 million and $4.9 million for the six months ended June 30, 2022 and 2021, respectively. Interest expense in this period related primarily to the Senior Loan and the Mezzanine Loan. The interest rate for both the Senior Loan and the Mezzanine Loan varies based on applicable one month LIBOR rate. As a result, increased LIBOR rates increased our borrowing costs for both loans in the second quarter. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings.

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

The table below sets forth our ADR with respect to the hotel at the Property for the three and six months ended June 30, 2022.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Average Daily Rate (ADR)	$223.54	$181.80	$228.00	$173.48

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

The table below sets forth our average annual Hotel Occupancy with respect to the hotel at the Property for the three and six months ended June 30, 2022, and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Hotel Occupancy	57.8%	53.1%	60.2%	46.2%

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

The table below sets forth our RevPar with respect to the hotel at the Property for the three and six months ended June 30, 2022, and 2021.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue per Available Room (RevPar)	$129.17	$96.57	$137.34	$80.20

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

The table below sets forth our Leased Occupancy with respect to the apartments and retail components at the Property as of June 30, 2022, and 2021, respectively.

Apartment Component – Leased Occupancy

As of Date	Leased Occupancy
June 30, 2022	99.5%
June 30, 2021	99.5%

Retail Component – Leased Occupancy

As of Date	Leased Occupancy
June 30, 2022	65.2%
June 30, 2021	15.0%

Lease Terms

Our hotel, commercial and retail properties are subject to lease agreements with us. Below is a schedule summarizing the Property’s current leases and their expected expirations as of June 30, 2022.

Tenant	Lease Expiration	Type
NRI Real Token Tenant, LLC	11/19/2024	Hotel
My Salon	12/2/2030	Retail
Legends Hospitality	12/31/2032(1)	Retail
Rebecca Lenard, DMD, P.A.	TBD(2)	Retail
Crema Gourmet	TBD(1)	Retail

(1)	The Lease Term shall begin on the Delivery Date and end on the last day of the last Lease Year. The Delivery Date is defined as the date that Landlord provides Tenant with Landlord’s written confirmation of substantial completion of Landlord’s Work, as defined in the Lease.

(2)	The Lease Term begins on the Rent Commencement Date and continues for 10 Lease Years. Once the Rent Commencement Date is ascertainable the Landlord and Tenant will enter into a supplemental agreement to fix the date of expiration of the Lease Term.

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

Off-Balance Sheet Arrangements

As of June 30, 2021 and June 30, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with the preparation of this Quarterly Report, as of June 30, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022, the end of the period covered by this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2022, the end of the period covered by this Quarterly Report.

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

Item 1A. Risk Factors

During the three months ended June 30, 2022, there have been no material changes to the risk factors disclosed in the Form 10 and our Quarterly Report on Form 10-Q for the three months ended March 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit No.	Description

3.1	Articles of Amendment of the Registrant, effective as of May 13, 2022 (incorporated by reference to Exhibit 3.3 to the Company’s Amended Registration Statement on Form 10 filed May 19, 2022)
3.2	Amended and Restated Bylaws of the Registrant, dated as of May 13, 2022 (incorporated by reference to Exhibit 3.4 to the Company’s Amended Registration Statement on Form 10 filed May 19, 2022)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC.

Date: August 15, 2022	By:	/s/ Brent Reynolds
Brent Reynolds Chief Executive Officer, President and Director
(principal executive officer)

Date: August 15, 2022	By:	/s/ Timothy A. O’Neill
Timothy A. O’Neill
Chief Investment Officer and Director
(principal financial and accounting officer)