Form 10-K
period 2022-12-31
NRI Real Estate Investment & Technology, Inc.
filed 2023-07-05
CIK 1877561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

Commission file number 000-56395

NRI Real Estate Investment and Technology, Inc.

(Exact name of registrant as specified in charter)

Maryland	87-1031361
(State or jurisdiction of Incorporation or organization)	I.R.S Employer Identification No.

1340 South Dixie Highway, Suite 612 Coral Gables, Florida	33146
(Address of principal executive offices)	(Zip code)

(305) 529-9928

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of Each Exchange on Which Registered
None	N/A	N/A

Securities registered pursuant to Section 12(g) of the Act:

Common stock, $0.01 par value per share
(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act. Yes  ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller Reporting Company	☒
		Emerging Growth Company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive- based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

No established public market exists for the registrant’s shares of common stock. As of June 30, 2022, the last day of the registrant’s most recently completed second fiscal quarter, 640 shares of common stock were held by non-affiliates. For purposes of determining this number, all named executive officers and directors of the registrant as of June 30, 2022 were considered affiliates of the registrant. This number is provided only for the purposes of this Annual Report on Form 10-K, and does not represent an admission by either the registrant or any such person as to the affiliate status of such person.

As of June 29, 2023, 8,000 shares of common stock, 110 shares of Series A Preferred Stock and no shares of any other class or series of stock of the Company are issued and outstanding.

Documents Incorporated by Reference: None.

i

PART I

In this Annual Report on Form 10-K (this “Annual Report”), unless the context requires otherwise, the terms “we,” “our,” “us,” or “the Company” refer to NRI Real Estate Investment and Technology, Inc., a Maryland corporation, NRI Real Token, LP and their subsidiaries except where the context otherwise requires.

CAUTIONARY NOTE ON FORWARD-LOOKING STATEMENTS

Certain statements contained in this Annual Report, other than historical facts are forward-looking statements. Such statements include, in particular, statements about our plans, strategies, and prospects and are subject to certain risks and uncertainties, as well as known and unknown risks, which could cause actual results to differ materially from those projected or anticipated. Therefore, such statements are not intended to be a guarantee of our performance in future periods. Such forward-looking statements can generally be identified by our use of forward-looking terminology such as “may,” “will,” “should,” “expect,” “could,” “intend,” “anticipate,” “plan,” “estimate,” “believe,” “potential,” “continue,” or other similar words. Specifically, we consider, among others, statements concerning future operating results and cash flows, our ability to meet future obligations, and the amount and timing of any future distributions to stockholders to be forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date this report is filed with the SEC. We make no representations or warranties (express or implied) about the accuracy of any such forward-looking statements contained in this Annual Report, and we do not intend to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

SUMMARY RISK FACTORS

Our business faces significant risks and uncertainties. Set forth below is a summary list of the principal risk factors as of the date of the filing of this Annual Report that could materially and adversely affect our business, financial condition, results of operations and cash flows. This summary highlights certain of the risks that are discussed further in this Annual Report but does not address all of the risks that we face. You should carefully review and consider the full discussion of our risk factors in the section entitled “Risk Factors” in Part I, Item 1A of this Annual Report.

Risks Related to Our Organizational Structure

●	The Operating Partnership relies and will continue to rely on its General Partner.

●	The Operating Partnership may be unable to achieve and sustain profitability.

●	We are required to make minimum base advisory fee payments to our Advisor under our Advisory Agreement, which must be paid even if our performance declines.

●	The COVID-19 pandemic, including the resulting economic slowdown, travel restrictions and decrease in demand for hotel rooms, has adversely impacted and disrupted, and may continue to adversely impact and disrupt, our business, financial performance and condition, operating results and cash flows.

●	Because of the concentration of our assets in Miami-Dade County, Florida, any adverse economic, real estate or business conditions in these geographic areas could affect our operating results and our ability to pay distributions to our securityholders.

Risks Related to Hotel Investments

●	We are subject to general risks associated with operating hotels.

●	The hotel business is seasonal, which affects our results of operations from quarter to quarter.

Risks Related to Mixed-Use Development Investments

●	Our performance depends on the collection of rent from our tenants, those tenants’ individual financial condition and the ability of those tenants to maintain their leases.

Risks Related to the Real Estate and the Real Estate Industry

●	The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our Property and harm our financial condition.

Risks Related to the Potential Trading of our Common Stock and the Security Token Technology

●	An investor currently cannot hold or trade shares of common stock in Security Token form. While we’ve established the ability to trade untokenized shares of common stock on the Templum ATS, an active trading market for our shares or Security Tokens, if issued, may never develop or, even if developed, have limited liquidity.

Risks Related to our Organizational Document and other General Risks

●	Failure to qualify as a REIT would subject the Company to U.S. federal income tax, which would reduce the cash available for distribution to its stockholders.

ITEM 1. BUSINESS

Overview

NRI Real Estate Investment and Technology, Inc. (f/k/a NRI Real Token Inc.) is a Maryland corporation incorporated on June 2, 2021, for the initial purpose of owning, developing and managing THesis Miami, located at 1350 S Dixie Highway, Coral Gables, Florida 33146. THesis Miami includes a hotel, apartments, retail (restaurants and shopping) units and a parking garage which we refer to herein as the Property. We intend to elect to be taxed as a REIT under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (the “Code”), beginning with the taxable year ending December 31, 2022. We believe that, commencing with such taxable year, we have been organized and operated in such a manner, but can provide no assurance that we will operate in a manner so as to remain qualified as a REIT. We have not requested an opinion of counsel regarding our status under the Code as a REIT. The Company changed its name from “NRI Real Token Inc.” to “NRI Real Estate Investment and Technology, Inc.” effective as of May 13, 2022.

We conduct substantially all of our business through our operating partnership, NRI Real Token LP, a Delaware limited partnership (the “Operating Partnership”). We are the general partner of the Operating Partnership. We and the Operating Partnership are advised by NRI Real Token Advisors LLC, a Delaware limited liability company (the “Advisor”) pursuant to an agreement (the “Advisory Agreement”) under which the Advisor performs advisory services regarding acquisition, asset management, accounting, financing and disposition of the Property, and is responsible for managing, operating and maintaining the Property and day-to-day management of the Company.

Prior to the formation of the Company, the Property was owned and operated by 1350 S Dixie Holdings LLC (the “Property Owner”). The Property was acquired by the Operating Partnership from NRI Real Token Thesis LLC (the “Special OP Unitholder”), which is an affiliate of Nolan Reynolds International, LLC (“NRI” or the “Sponsor”), and 54M 1350 S Dixie Hwy LLC. Our financial statements are those of 1350 S Dixie Holdings LLC.

On July 9, 2021, we commenced an offering (the “Offering”) of up to $85,000,000 limited partnership units (the “OP Units”) under a private placement to qualified purchasers who met the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Upon election of the limited partner, subject to certain limitations, each OP Unit is convertible into one share of common stock of the Company, which, subject to the Company successfully establishing the required infrastructure, may be represented as a Layer 1 public blockchain security token (the “Security Tokens”), or, at the election of the Company, cash in an equivalent value. Each Security Token, if issued, will represent one share of common stock of the Company. Pursuant to the Offering, which concluded on December 31, 2021, the Operating Partnership issued 7,742,309 OP Units resulting in gross offering proceeds of approximately $79.4 million. The net proceeds from the Offering, approximately $73 million, were used to redeem approximately $73 million of interests of a prior investor and to pay corresponding closing costs.

Outstanding shares of our common stock are held in book entry form with Ledger Lab LLC, a subsidiary of 10XTS, Inc. and a SEC-registered transfer agent (“Ledger Lab” or the “Transfer Agent”). Ledger Lab maintains the Master Share Record of Share ownership with respect to the ownership of our shares of common stock. There is currently no ability to hold issued shares of common stock in Security Token form and no trading market for the shares of our common stock has developed. The untokenized shares of common stock are tradeable on Templum Markets ATS. However, as described below, we may not be successful in facilitating the issuance of Security Tokens or the Security Tokens’ availability on an ATS. A public market for our common stock may not develop and may have limited liquidity if developed.

The ability to trade untokenized shares of our common stock held in book entry form commenced in January 2023 under an agreement with DriveWealth, LLC (“DriveWealth”) and Templum Markets, under which DriveWealth agreed to act as a custodian to facilitate the holding and trading of book entry untokenized shares of common stock. The Company had plans to enter into an agreement with a separate qualified custodian to facilitate the ability to create, hold and trade shares that have been designated as Security Tokens via the Templum Markets ATS. However, due to an order (“Custodia FRB Order”) released by the Federal Reserve Board (“FRB”) in March 2023 rejecting the application for membership by Custodia Bank, a Wyoming Special Purpose Depository Institution charter, based on the FRB’s view that payment of transaction fees or gas fees to anonymous validators or block producers on a Layer 1 public blockchain network may result in the institution violating the Bank Secrecy Act, it is unclear if and when a banking or trust institution may be willing to hold native distributed ledger tokens such as Ethereum, BTC or other crypto assets that must be used to pay network transaction fees for custody and transfers of the Security Tokens. Because the Layer 1 public blockchain technology intended to be used by the Company to issue the Security Token is implicated by the Custodia FRB Order, it may affect the Company’s ability to issue the Security Tokens if custodians believe providing custodial services with respect to the Security Tokens would be in violation of the concerns raised in the Custodia FRB Order.

As of the date of this Annual Report, the full impact of the Custodia FRB Order on the potential issuance of the Security Tokens is unclear and the Company does not know when it will be able to facilitate the issuance of the Security Tokens, if at all. While use of the layer 1 public blockchain may provide investors with a marketplace with greater acceptance, liquidity and security, the Company believes its investors’ current ability to trade untokenized shares of common stock on the Templum Markets ATS provides acceptable ability to trade the Company’s securities on the secondary market.

As of the date of this Annual Report, we own only the Property. See Item 2, “Properties” for a more detailed description of our current portfolio.

Our principal executive offices are located at 1340 South Dixie Highway, Suite 612, Coral Gables, Florida 33146. Our telephone number is (305) 529-9928.

Our REIT Status

To qualify as a REIT, we must comply with a number of organizational and operational requirements, including a requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income (which does not equal net income as calculated in accordance with generally accepted accounting principles in the United States of America (“GAAP”)), determined without regard for any deduction for dividends paid and excluding any net capital gain. If we qualify as a REIT, we generally will not be subject to U.S. federal income tax on the REIT taxable income we distribute to our stockholders. Even if we qualify as a REIT, we may still be subject to certain state and local taxes on our income and property, and federal income and excise tax on our undistributed income. If we fail to qualify as a REIT in any taxable year, including the current year, we will be subject to U.S. federal income tax at the regular corporate rate.

Our Operating Partnership

We are using an “umbrella partnership real estate investment trust,” or “UPREIT” structure, in which substantially all of our real estate investments are owned through the Operating Partnership. The Operating Partnership has entered into an amended and restated limited partnership agreement (the “Operating Agreement”) pursuant to which the Company is now the sole general partner of the Operating Partnership.

Our Taxable REIT Subsidiary (TRS) Structure

The Property, and any future additional properties, will be indirectly owned by the Operating Partnership through wholly-owned limited liability companies or other subsidiaries. In order for the income from our hotel operations to constitute “rents from real property” for purposes of the gross income tests required for REIT qualification, we cannot directly or indirectly operate any of the hotel-related operations. Instead, we must lease the hotel portion of the Property in order to derive REIT-qualified income from rents. Rather than leasing the Property to third-party operators not owned or controlled by us, we opted to integrate the hotel lessee into our REIT by forming NRI Real Token Tenant, LLC (“TRS Lessee”) to act as the lessee of the hotel portion of the Property. By integrating the hotel lessee within our REIT structure, we will capture for our stockholders’ benefit not only net lease income from the Property owner subsidiaries, but also the income from hotel operations, subject to the discussion in the next paragraph.

Our TRS Lessee has entered into a management agreement with Hersha Hospitality Management, L.P. to operate the hotel portion of the Property. We anticipate that the rent paid to us by TRS Lessee will qualify as “rents from real property,” provided that it has engaged an “eligible independent contractor” (within the meaning of Section 856(d)(9)(A) of the Code) to operate the hotel portion of the Property. We believe that Hersha has qualified and will continue to qualify as an eligible independent contractor. Because TRS Lessee has jointly elected with us for it to be treated as a “taxable REIT subsidiary” within the meaning of Section 856(1) of the Code (a “TRS”), income earned by TRS Lessee will be fully subject to federal, state and local corporate income tax.

Ownership Structure

The following chart shows our current ownership structure and incorporates the steps taken prior to the closing of our private offering to create the current ownership structure.

Investment Objectives and Operations

We intend to own, develop and manage mixed-use residential and hospitality developments, initially in the greater Miami, Florida area. The only property currently owned is the Property. The Property includes the Thesis Hotel, a 245 room hotel with 8,000 square feet of meeting spaces and three owned restaurants: Mamey, Mamey on Third and Orno. The Property also includes 204 residential apartment rental units, approximately 30,000 square feet of additional retail space and a 636 space parking garage.

Our investment objectives are:

●	to preserve, protect and return investor capital contributions;

●	to pay regular cash distributions; and

●	to realize appreciation in the value of our investments upon the ultimate sale of such investments.

We may not attain these objectives or produce any dividends or return of capital to investors. Investment results may vary substantially over time and from period to period. Our board of directors may, from time to time, change our investment objectives if it determines it is advisable and in the best interest of our Company.

Our Investment Strategy

At this time, we intend to continue to focus solely on the Property. However, we may consider additional acquisition opportunities from time to time utilizing our strategy of developing and managing mixed-use commercial real estate in specific locations with stable, long-term demand generators, including, but not limited to, well-established large universities, thriving urban cores and major transit hubs.

We believe growth occurs in locations and markets with multiple stabilized demand generators (including, but not limited to, well-established large universities, thriving urban cores, and major transit hubs), areas with high competitive barriers (including, but not limited to, markets with land suitable for development, challenging entitlement environments) and/or markets that have analytical data that demonstrate stabilized growth, which data may include, but is not limited to, information relating to population growth and income trends, net migration trends, educational attainment, market rental rates and occupancy/vacancy levels, among others,. In addition, we may from time to time come across other opportunities and elect to apply our structure to other real estate investments. At such time, we may consider recommending to stockholders that it consolidate the Company with another structure. Should any transaction materialize, the Company’s stockholders would have the rights provided by operative law with respect to any such proposal.

Any future investments will embody one or more of the above attributes. We believe multifamily housing, especially in Florida, will continue to benefit from a supply/demand imbalance.

Our investment activities have been delegated to the Advisor under the Advisory Agreement. The Advisor will originate investment opportunities for the Company, negotiate and structure any acquisitions and related debt financing, and present its investment recommendations to our board of directors for its consideration and approval. Once an opportunity has been identified, the Advisor will oversee the due diligence process. During this process, the Advisor will request, review and evaluate various materials and documents relating to the opportunity, and obtain reports, where appropriate, concerning the value of contemplated investments of the Company.

We currently have indebtedness on the Property and may in the future obtain lines of credit or other financings secured by our assets in order to bridge the acquisition of, or acquire additional properties, to fund property improvements and other capital expenditures, to make distributions, and for other purposes. If our existing cash resources become insufficient to meet obligations and operating costs, the Company may seek additional finance alternatives to meet such obligations. Furthermore, we may borrow as necessary or advisable to ensure that we maintain our qualification as a REIT, including borrowings to satisfy the REIT requirement that we distribute annually to our stockholders at least 90% of our REIT taxable income (computed without regard to the dividends paid deduction and excluding net capital gain).

As of the date of this Annual Report, the Property is subject to a senior secured loan in the principal amount of $116,250,000 (the “Senior Loan”) with an affiliate of Starwood Property Trust. In addition, we, through another subsidiary, have entered into a $33,750,000 mezzanine loan agreement (the “Mezzanine Loan”) with an affiliate of Starwood Property Trust. See “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Debt” for a description of these loans.

We plan to hold and manage the Property until such point that the Property has stabilized, and full value is attained. Our board of directors has discretion to extend this holding period indefinitely. Circumstances may arise, however, that make it beneficial to sell the Property. The Advisor will continually evaluate the Property’s performance based on market conditions and our overall objectives to determine an appropriate time, if any, to sell the Property in an effort to maximize total returns to our stockholders. Any sale of all or substantially all of the Company’s assets will require stockholder approval.

About Our Sponsor, Nolan Reynolds International, LLC

NRI is a real estate investment, development and hospitality company. It acquires, constructs and manages a diverse portfolio of landmark properties in the United States and Latin America. NRI is a leader in delivering award-winning projects by marrying quality design and innovative programming that ultimately become cultural epicenters for the destinations they serve.

NRI and its predecessor companies, with more than 120 years of operations, have developed and constructed properties throughout the United States and Latin America in excess of approximately $6.5 billion in total present day value. As of December 31, 2022, it has over $200 million of projects in the predevelopment stage.

Investment Company Act Limitations

We conduct our operations so that neither we nor any of our subsidiaries will be required to register as an “investment company” under the Investment Company Act of 1940, as amended (the “Investment Company Act”). The Company’s only asset is its General Partnership Interest in the Operating Partnership and the Company intends to serve as the sole general partner of the Operating Partnership. As a result, the Company believes that its interest in the Operating Partnership, which reflects the Company’s sole non-cash asset, has significant incidents of a true general partnership interest and does not fall within the definition of a “security” for purposes of the Investment Company Act. The Operating Partnership intends to rely on exclusion from the Investment Company Act based on the type of assets it owns. We anticipate that at least 55% of the Operating Partnership’s assets will consist of direct interests in real estate (held through wholly-owned subsidiaries of the Operating Partnership) and at least 25% of the Operating Partnership’s assets (reduced to the extent the Operating Partnership’s investment in direct interests in real estate exceed 55%) will consist of real estate-related assets so that the Operating Partnership will not be required to register under the Investment Company Act. The Advisor will attempt to the monitor our portfolio of investments to ensure we do not come within the definition of an “investment company” under the Investment Company Act. If at any time the character of our investments may cause us to be deemed an investment company, we will take such actions as we deem appropriate so as to not be deemed an investment company for purposes of the Investment Company Act or to otherwise comply with or be exempt from regulation under or excluded from the definition of investment company under the Investment Company Act. There can be no assurance that we will be able to remain in compliance or maintain the relevant exemptions from registration as an investment company or maintain the relevant exclusions from the definition of “investment company.”

Additional Investment Limitations

In addition to the investment limitations described above, we will not:

●	make any investment that is inconsistent with our objectives of qualifying and remaining qualified as a REIT unless and until our board of directors determines, in its sole discretion, that REIT qualification is not in our best interests;

●	engage in securities trading or engage in the business of underwriting or the agency distribution of securities issued by other persons; or

●	acquire interests or securities in any entity holding investments or engaging in activities prohibited by our charter except for investments in which we hold a non-controlling interest and investments in entities having securities listed on a national securities exchange.

Employees

The Company has no direct employees. The employees of the Sponsor, acting in their capacity as affiliates of the Advisor, perform substantially all of the services related to our asset management, accounting, investor relations, and other administrative activities. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for a summary of the fees paid to the Advisor and its affiliates during the years ended December 31, 2022 and December 31, 2021.

Competition

The hospitality and residential industries are highly competitive. Our hotel competes on the basis of location, brand, room rates, quality, amenities, reputation and reservations systems, among many factors. There are many competitors in the hotel industry, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotel We also face competition from services such as home sharing companies and apartment operators offering short-term rentals.

With respect to residential units, we will compete on the basis of location, brand, pricing, amenities, services, size and quality. Leasing retail space is also competitive. The Coral Gables market has numerous retail properties which will compete to lease space to our target tenants that can potentially reduce rental rates.

Dependency on Third Parties

We depend on the Advisor and its affiliates to provide certain services essential to the Company, including asset management services, supervision of the management of the Property, asset acquisition and disposition services, as well as other administrative responsibilities for the Company, including accounting services, investor communications and investor relations. As a result of these relationships, we are dependent upon our Advisor and its affiliates. We also are dependent upon Hersha to manage the hotel operations of the Property, Alpareno Restaurant Group, LLC to manage the food and beverage operations of the Property, Legacy Parking Company, LLC to manage the parking facilities and Gables Residential Services, Inc. to provide residential management services.

Environmental

As an owner of real estate, we are subject to various environmental laws of federal, state, and local governments. Compliance with existing laws has not had a material adverse effect on our financial condition or results of operations, and management does not believe it will have such an impact in the future. However, we cannot predict the impact of unforeseen environmental contingencies or new or changed laws or regulations on properties we currently own, or on properties that may be acquired in the future.

Seasonality

Some hotel properties have business that is seasonal in nature. This seasonality can be expected to cause quarterly fluctuations in revenues. Quarterly earnings may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to enter into short-term borrowings in order to offset these fluctuations in revenue and to make distributions to our stockholders.

Company Information

Our principal executive offices are located at 340 South Dixie Highway, Suite 612, Coral Gables, Florida 33146, and our telephone number is (305) 529-9928.

ITEM 1A. RISK FACTORS

Risks Related to Our Organizational Structure

The Operating Partnership will rely on its General Partner.

Control over the operation of the Operating Partnership is vested entirely with the General Partner and profitability depends upon the business and investment acumen of the management team. The loss of service of one or more of them could have an adverse impact on the Operating Partnership’s ability to realize its investment objectives. Neither limited partners of the Operating Partnership nor stockholders of our Company have the right or power to take part in the management of the Operating Partnership and as a result, the investment performance of the Operating Partnership will depend entirely on the actions of the General Partner.

The Operating Partnership may be unable to achieve and sustain profitability in future periods.

The Operating Partnership’s ability to achieve and maintain profitability depends on a number of factors, including our ability to attract hotel guests and keep the hotel occupied at favorable room revenues, our ability to maintain a high occupancy rate within our residential units at favorable rents, and our ability to generate revenue from leasing or operating attractive and successful restaurants and shops. The Operating Partnership’s inability to achieve and sustain profitability may require the Operating Partnership to delay, scale back, or eliminate some or all of its operations.

The Operating Partnership may need additional capital.

The development and expansion of the Operating Partnership’s business may require funds to make investments in accordance with our investment strategy and policies and for general corporate purposes (which may include repayment of our debt or any other corporate purposes we deem appropriate).

The Operating Partnership may seek additional equity or debt financing to provide for additional operating funds. Such financing may not be available or may not be available on satisfactory terms. If financing is not available on satisfactory terms, the Operating Partnership may be unable to continue or expand operations. In addition, if financing is not available on satisfactory terms, the Operating Partnership may require additional capital from our Sponsor or the Special OP Unitholder in exchange for a fee or a priority interest in the return of its capital. There is no obligation on the part of the Sponsor or any limited partner to provide such funds. While debt financing may enable the Operating Partnership to expand its business more rapidly than it otherwise would be able to do, debt financing increases expenses and the debt must be repaid regardless of operating results.

Future equity financings of the Operating Partnership could result in dilution to securityholders of the Operating Partnership. The Operating Partnership’s inability to obtain adequate capital resources, whether in the form of equity or debt, to fund business and growth strategies, may require the Operating Partnership to delay, scale back, or eliminate some or all of its operations.

The hospitality and residential industries are highly competitive.

The hospitality and residential industries are highly competitive. Our hotel competes on the basis of location, brand, room rates, quality, amenities, reputation and reservations systems, among many factors. There are many competitors in the hotel industry, and many of these competitors may have substantially greater marketing and financial resources than we have. This competition could reduce occupancy levels and room revenue at our hotel. In addition, in periods of weak demand, as may occur during a general economic recession, profitability is negatively affected by the fixed costs of operating a hotel. We also face competition from services such as home sharing companies and apartment operators offering short-term rentals.

With respect to residential units, we will compete on the basis of location, brand, pricing, amenities, services, size and quality. Leasing retail space is also competitive. The Coral Gables market has numerous retail properties which will compete to lease space to our target tenants that can potentially reduce rental rates.

Because we depend upon our Advisor and its affiliates to conduct our operations, any adverse changes in the financial condition of our Advisor or its affiliates, the unavailability of management or our relationship with them could hinder our operating performance.

We depend on our Advisor or its affiliates to manage our assets and operations. Any adverse changes in the financial condition of our Advisor or its affiliates or our relationship with them could hinder their ability to manage us and our operations successfully. Our success depends, to a significant extent, upon the continued services of our Advisor’s management team and the extent and nature of the relationships they have developed with residential and retail brokers and hotel operators. The loss of services of one or more members of our Advisor’s management team could harm our business and our prospects.

We are required to make minimum base advisory fee payments to our Advisor under our Advisory Agreement, which must be paid even if our performance declines.

Pursuant to the Advisory Agreement among the Company, the Operating Partnership and the Advisor, we must pay our Advisor an asset management, accounting and other administrative services fee of 1.00% of the Company’s Gross Revenues (as defined in the Advisory Agreement). Thus, even if our performance declines, including as a result of the impact of COVID-19, we will still be required to make payments to our Advisor, which could adversely impact our liquidity and financial condition.

In addition, under the Advisory Agreement, our Advisor is entitled to (i) acquisition fees in connection with the possible acquisition of additional real property investment of 1% of the initial asset value and such 1% charge shall be reflected on the transaction closing statement and paid as of closing on the property, (ii) a debt financing fee equal to $1 million for the Operating Partnership’s current debt financing and 1% of the amount of any future debt financings, and (iii) a disposition fee equal to 1% of the sales price of a real estate investment sold.

Your investment return may be reduced if we are required to register as an investment company under the Investment Company Act.

As set forth above, we intend to continue to conduct our operations so that we and our subsidiaries are not investment companies under the Investment Company Act. However, there can be no guarantee that we and our subsidiaries will be able to successfully avoid operating as an investment company. In particular, if and to the extent that the Company’s General Partnership Interest in the Operating Partnership were deemed to fall within the definition of a “security” for purposes of the Investment Company Act, such General Partnership Interest could be deemed to be an “investment security” unless we conclude that the General Partnership Interest represent 50% or more of the “voting securities” of the Operating Partnership.  Because the General Partnership Interest is and will be the Company’s sole asset, if such General Partnership Interest were deemed to be an “investment security” the Company would fit the definition of an “investment company” under Section 3(a)(1)(C) of the Investment Company Act and would be required to register as such or find another exemption or exclusion from registration as or the definition of an “investment company” under the Investment Company Act. Similarly, if the Operating Partnership or one or more of its subsidiaries were to fail the Primarily Engaged Test or the 40% Test and fail both the 55/80 Test and the 55/55 Test, the Operating Partnership or such subsidiary similarly would fit the definition of an “investment company” under Section 3(a)(1) of the Investment Company Act and would be required to register as such or find another exemption or exclusion from registration as or the definition of an “investment company” under the Investment Company Act.

Under the relevant provisions of Section 3(a)(1) of Investment Company Act, an issuer will not be deemed an investment company if:

(i)	it neither is, nor holds itself out as being, engaged primarily, nor proposes to engage primarily, in the business of investing, reinvesting or trading in securities (the “Primarily Engaged Test”); and

(ii)	it neither engages nor proposes to engage in the business of investing, reinvesting, owning, holding or trading in securities and does not own or propose to acquire “investment securities” having a value exceeding 40% of the value of the issuer’s total assets (excluding cash items and government securities, each as used in the Investment Company Act) on an unconsolidated basis (the “40% Test”).

In addition, an issuer that fails one or both of the Primarily Engaged Test and/or the 40% Test may rely on one or more of approximately two dozen statutory and rule-based exemptions and exclusions from being an investment company under the Investment Company Act, including those provided in Sections 3(c)(5)(C) and 3(c)(6) of the Investment Company Act.

Section 3(c)(5)(C) of the Investment Company Act excludes from the definition of “investment company” any issuer that (a) is engaged primarily in the business of “purchasing or otherwise acquiring mortgages and other liens on and interests in real estate” and (b) does not issue “redeemable securities” (as defined in the Investment Company Act). This exclusion, as interpreted by the staff of the SEC, generally requires that at least 55% of an entity’s portfolio be comprised of qualifying interests, and at least 80% of the total asset portfolio must be comprised of qualifying interests and real estate-type interests (and no more than 20% comprised of miscellaneous assets that are neither qualifying interests nor real estate-type interests) (the “55/80 Test”).

Section 3(c)(6) of the Investment Company Act excludes from the definition of “investment company” any issuer that, among other things, is primarily engaged, either directly or through majority-owned subsidiaries, in the businesses referenced in Section 3(c)(5)(C). In the context of a parent company conducting its business through its subsidiaries relying upon the Section 3(c)(5)(C) exclusion, we interpret the “primarily engaged” element of the 3(c)(6) exclusion to require that at least 55% of the parent company’s assets are employed in, and that at least 55% of the parent company’s income be derived from, the parent company’s majority- and wholly-owned subsidiaries that qualify for the 3(c)(5)(C) exclusion (the “55/55 Test”).

We expect the Operating Partnership and its subsidiaries to rely on guidance published by the SEC or the staff of the SEC or on our own analyses of guidance published with respect to other types of assets to determine the Operating Partnership’s and its subsidiaries’ compliance with the exclusions and tests discussed herein, including with respect to which assets are qualifying interests and real estate-related interests.

The Operating Partnership neither is, nor holds itself out as being, engaged primarily, nor does the Operating Partnership propose to engage primarily, in the business of investing, reinvesting or trading in securities, and the same is, and is expected to be, true of the Operating Partnership’s subsidiaries. Further, the Operating Partnership’s sole assets consist of, and are anticipated to consist of, the securities issued to it by its direct and indirect wholly-owned subsidiaries and cash items (if any). Each of the Operating Partnership’s subsidiaries’ sole assets consist of, and are anticipated to consist of, either the securities issued by its direct wholly-owned subsidiary, qualifying interests (fee interests or whole leasehold interests in real estate), and cash items (if any), or a combination thereof. None of the Operating Partnership or its direct or indirect subsidiaries holds or is anticipated to hold any other securities.

As a result, we believe that the Operating Partnership and each of its subsidiaries passes, and will continue to pass, each of the Primarily Engaged Test and the 40% Test, and, therefore, each is not and will not be an “investment company” under Section 3(a)(1) of the Investment Company Act. Further, we believe that the Operating Partnership also passes and will continue to pass the 55/55 Test, qualifying for the exclusion provided by Section 3(c)(6), and each of its direct and indirect subsidiaries will pass either, or both, of the 55/80 Test or the 55/55 Test, meaning each will qualify for the exclusion provided by one or both of Section 3(c)(5)(C) or Section 3(c)(6).

In addition, in August 2011, the SEC solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exclusion and whether mortgage REITs should be regulated in a manner similar to investment companies. The laws and regulations governing the Investment Company Act status of the Company and the Operating Partnership (and/or their subsidiaries), including the guidance of the SEC or its staff regarding the exclusions discussed above, may change in a manner that adversely affects our operations. To the extent that the SEC or its staff publishes new or different guidance with respect to these matters, we may be required to adjust our strategy accordingly. Any additional guidance could provide additional flexibility to us, or it could further inhibit our ability to pursue the strategies we have chosen.

We will monitor our holdings and those of our subsidiaries to ensure continuing and ongoing compliance with these tests, and we will be responsible for making the determinations and calculations required to confirm our compliance with these tests. If the SEC or a court does not agree with our determinations, we may be required to adjust our activities, those of the Operating Partnership, or other subsidiaries.

Qualification for these exclusions could affect our ability to acquire or hold investments or could require us to dispose of investments that we might prefer to retain in order to remain qualified for such exclusions. Changes in applicable laws and regulations could also require that we alter our business activities for this purpose. If we or our subsidiaries fail to maintain an exclusion from the Investment Company Act, we could, among other things, be required either to (i) change the manner in which we conduct our operations to avoid being an “investment company” as defined under the Investment Company Act or being required to register as an investment company, (ii) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (iii) register as an investment company, any of which could negatively affect the Company’s or its shares’ value, the sustainability of our business model, and our ability to make distributions.

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

Certain provisions in the Operating Partnership Agreement and our charter may delay or prevent our unsolicited acquisition.

Certain provisions in the Operating Partnership Agreement may delay or make more difficult unsolicited acquisitions or changes in control. These provisions could discourage third parties from making proposals involving an unsolicited acquisition or change of control, although some stockholders might consider such proposals, if made, desirable. These provisions also make it more difficult for third parties to alter the management structure of our Operating Partnership without the concurrence of the board of directors of the Company. These provisions include, among others:

●	redemption rights of limited partners and certain assignees of OP Units;

●	transfer restrictions on our OP Units and other partnership interests;

●	a requirement that the General Partner may not be removed as the general partner of our Operating Partnership without its consent;

●	our ability to amend the Operating Partnership Agreement and to cause our Operating Partnership to issue preferred and other classes of partnership interests in our Operating Partnership with terms that we may determine, in either case, without the approval or consent of any limited partner; and

●	the right of limited partners to consent to certain transfers of our general partnership interest (whether by sale, disposition, statutory merger or consolidation, liquidation or otherwise).

The Company’s charter and bylaws, the Operating Partnership Agreement, Delaware law and Maryland law also contain other provisions that may delay, defer or prevent a transaction or a change of control that might involve a premium price for our securities or that our securityholders otherwise believe to be in their best interests.

We face risks associated with security breaches through cyber-attacks, cyber intrusions or otherwise, as well as other significant disruptions of our information technology (IT) networks and related systems.

We face risks associated with security breaches, whether through cyber-attacks or cyber intrusions over the Internet, malware, computer viruses, attachments to e-mails, persons inside our organization or persons with access to systems inside our organization, and other significant disruptions of our IT networks and related systems. In addition, our hotel is subject to risks of security breaches, which could include disclosures of hotel guests’ personal information. The risk of a security breach or disruption, particularly through cyber-attack or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. Although we make efforts to maintain the security and integrity of these types of IT networks and related systems, our security efforts and measures may not be effective. Even the most well protected information, networks, systems and facilities remain potentially vulnerable because the techniques used in such attempted security breaches evolve and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected.

A security breach or other significant disruption involving our IT networks and related systems could:

●	disrupt the proper functioning of our networks and systems and therefore our operations;

●	result in misstated financial reports, violations of loan covenants and/or missed reporting deadlines;

●	result in the Company’s inability to properly monitor its compliance with the rules and regulations regarding its qualification as a REIT;

●	result in the unauthorized access to, and destruction, loss, theft, misappropriation or release of, proprietary, confidential, sensitive or otherwise valuable information of ours or others, which could expose us to damage claims by third-parties;

●	require significant management attention and resources to remedy any damages that result;

●	subject us to claims for breach of contract, damages, credits, penalties or termination of leases or other agreements; or

●	damage our reputation among our securityholders.

Any or all of the foregoing could have a material adverse effect on our results of operations, financial condition and cash flows.

A financial crisis, economic slowdown, or epidemic or other economically disruptive event may harm the operating performance of the hospitality, residential and retail industries. We also face risks related to changes in the domestic and global political and economic environment, including capital and credit markets.

The industries we operate in have been closely linked with the performance of the general economy and, specifically, growth in the U.S. gross domestic product. Our hotel, residences and tenants are, and any future properties would be, classified as upscale. In an economic downturn, these properties may be more susceptible to a decrease in revenue, as compared to other properties in other categories that are available at more affordable rates. This characteristic may result from the fact that upscale properties generally target business and high-end leisure travelers and residents. If the U.S. or global economy experiences volatility or significant disruptions, our business could be negatively impacted by reduced demand for business and leisure travel related to a slowdown in the general economy.

Because of the concentration of our assets in Miami-Dade County, Florida, any adverse economic, real estate or business conditions in these geographic areas could affect our operating results and our ability to pay distributions to our securityholders.

The Property is the Operating Partnership’s sole investment and the value of your investment will fluctuate with the performance of this investment. The Property is located in the greater Miami, Florida area. As such, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the Florida real estate markets. Any adverse economic or real estate developments in this geographic market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors could adversely affect our operating results.

Further, the geographic concentration of our portfolio makes us particularly susceptible to adverse economic developments in the South Florida real estate market. Any adverse economic or real estate developments in this market, such as business layoffs or downsizing, industry slowdowns, relocations of businesses, changing demographics and other factors could adversely affect our operating results and our ability to pay distributions to our securityholders.

You will not have the opportunity to evaluate our future investments before the Company makes them, which makes your investment more speculative.

For at least the following 12 months, our portfolio will consist of only the Property. Thereafter, subject to providing the holders of OP Units the opportunity to redeem their OP Units based on certain metrics contained in the Operating Partnership Agreement, we may consider additional future investments. You will be unable to evaluate the economic merit of any future investments before they are made and will have to rely entirely on the ability of our Advisor to select suitable and successful investment opportunities. Furthermore, the Company and its board of directors will have broad discretion in selecting the properties we will invest in. These factors increase the risk that your investment may not generate returns comparable to other real estate investment alternatives.

Changes in laws, regulations, or policies may adversely affect our business.

The laws and regulations governing our business or the regulatory or enforcement environment at the federal level or in any of the states in which we may operate may change at any time and may have an adverse effect on our business. We are unable to predict how this or any other future legislative or regulatory proposals or programs will be administered or implemented or in what form, or whether any additional or similar changes to statutes or regulations, including the interpretation or implementation thereof, will occur in the future. Any such action could affect us in substantial and unpredictable ways and could have an adverse effect on our results of operations and financial condition. Our inability to remain in compliance with regulatory requirements in a particular jurisdiction could have a material adverse effect on our operations in that market and on our reputation generally. Applicable laws or regulations may be amended or construed differently and new laws and regulations may be adopted, either of which could materially adversely affect our business, financial condition or results of operations.

We may experience losses caused by severe weather conditions, natural disasters or the physical effects of climate change.

Our Property is susceptible to revenue loss, cost increase or damage caused by severe weather conditions or natural disasters such as hurricanes and floods, as well as the effects of climate change. To the extent climate change causes changes in weather patterns, we could experience increases in storm intensity. Over time, these conditions could result in declining hotel, residential and retail demand, significant damage to our Property or our inability to operate the hotel, residences and retail at all.

We believe that our Property is adequately insured, consistent with industry standards, to cover reasonably anticipated losses that may be caused by natural disasters, including the effects of climate change. Nevertheless, we are subject to the risk that insurance will not fully cover all losses and, depending on the severity of the event and the impact on our Property, insurance may not cover a significant portion of the losses. In addition, we may not purchase insurance under certain circumstances if the cost of insurance exceeds, in our judgment, the value of the coverage relative to the risk of loss. Also, changes in federal and state legislation and regulation relating to climate change could result in increased capital expenditures to improve the energy efficiency and resiliency of our Property without a corresponding increase in revenue.

Risks Related to Hotel Investments

We are subject to general risks associated with operating hotels.

Our hotel is subject to various operating risks common to the hotel industry, many of which are beyond our control, including, among others, the following:

●	competition from other hotels in our market;

●	over-building of hotels in our market, which results in increased supply and adversely affects occupancy and revenues at our hotel;

●	dependence on business and commercial travelers and tourism;

●	increases in operating costs due to inflation, increased energy costs and other factors that may not be offset by increased room rates;

●	changes in interest rates and in the availability, cost and terms of debt financing;

●	increases in assessed property taxes from changes in valuation or real estate tax rates;

●	increases in the cost of property insurance;

●	changes in governmental laws and regulations and the related costs of compliance with laws and regulations;

●	adverse effects of the COVID-19 pandemic, including a potential general reduction in business and personal travel;

●	unforeseen events beyond our control, such as terrorist attacks, travel-related health concerns which could reduce travel, including pandemics and epidemics such as COVID-19 and other future outbreaks of infectious diseases, travel-related accidents, and travel infrastructure interruptions;

●	adverse effects of international, national, regional and local economic and market conditions and increases in energy costs or labor costs and other expenses affecting travel, which may affect travel patterns and reduce the number of business and commercial travelers and tourists; and

●	risks generally associated with the ownership of hotel properties and real estate, as we discuss in more detail below.

These factors could adversely affect our hotel revenues and expenses, which in turn could adversely affect our financial condition, results of operations, the market price of our Securities and our ability to make distributions.

Declines in or disruptions to the travel industry could adversely affect our business and financial performance.

Our business and financial performance are affected by the health of the worldwide travel industry. Travel expenditures are sensitive to personal and business-related discretionary spending levels, tending to decline or grow more slowly during economic downturns. For example, during regional or global recessions, domestic and global economic conditions can deteriorate rapidly, resulting in increased unemployment and a reduction in expenditures for both business and leisure travelers. Because these events or concerns, and the full impact of their effects, are largely unpredictable, they can dramatically and suddenly affect travel behavior by consumers and decrease demand.

The hotel business is seasonal, which affects our results of operations from quarter to quarter.

The hotel industry is seasonal in nature. This seasonality can cause quarterly fluctuations in our financial condition and operating results, including in any distributions on our Securities. Our quarterly operating results may be adversely affected by factors outside our control, including weather conditions and poor economic factors. As a result, we may have to reduce distributions or enter into short-term borrowings in certain quarters in order to make distributions if such borrowings are not available on favorable terms.

Many real estate costs are fixed, even if revenue from the hotel decreases.

Many costs, such as real estate taxes, insurance premiums and maintenance costs, generally are not reduced even when a hotel is not fully occupied, room rates decrease or other circumstances cause a reduction in revenues. If we are unable to offset real estate costs with sufficient revenues, we may be adversely affected.

Our operating expenses may increase in the future, which could cause us to raise our room rates, which may reduce room occupancy, or cause us to realize lower net operating income as a result of increased expenses that are not offset by increased room rates, in either case decreasing our cash flow and our operating results.

Operating expenses, such as expenses for utilities, technology, labor and insurance, are not fixed and may increase in the future. To the extent such increases affect our room rates and therefore room occupancy at our hotel, our cash flow and operating results may be negatively affected.

We may be adversely affected by increased use of business-related technology, which may reduce the need for business-related travel.

The increased use of teleconference and video-conference technology by businesses could result in decreased business travel as companies increase the use of technologies that allow multiple parties from different locations to participate at meetings without traveling to a centralized meeting location. To the extent that such technologies play an increased role in day-to-day business and the necessity for business-related travel decreases, hotel room demand may decrease, and we may be adversely affected.

We rely on, and plan to rely on, third party hotel managers to employ the personnel required to operate our hotel. As a result, we have less ability in the COVID-19 environment to reduce staffing at our hotel than we would if we employed such personnel directly. We are also subject to risks associated with the employment of hotel personnel, particularly if the employees at our hotel unionize.

We currently contract Hersha Hospitality Management L.P., a third-party hotel manager, to operate and employ the personnel required to operate the THesis Hotel. Hersha determines appropriate staffing levels; we are required to reimburse them for the cost of these employees. As a result, we are dependent on the hotel manager to make appropriate staffing decisions and to appropriately reduce staffing when market conditions are poor. As a result, we have less ability to reduce staffing than we would if we employed such personnel directly.

Furthermore, the term of our agreement with our hotel manager expires on August 5, 2030. We may not be able to negotiate new contracts with the same or similar terms, including the same fee structure. To the extent we are unable to renew our hotel manager contracts or find new third party hotel managers at favorable terms, our expenses may increase and our performance may be materially affected.

Changes in labor laws may negatively impact us. For example, the implementation of new occupational health and safety regulations, minimum wage laws, and overtime, working conditions status and citizenship requirements and the Department of Labor’s proposed regulations expanding the scope of non-exempt employees under the Fair Labor Standards Act to increase the entitlement to overtime pay could significantly increase the cost of labor in the workforce, which would increase the operating costs of our hotel and may have a material adverse effect on us.

Risks Related to Mixed-Use Development Investments

Our performance will depend on the collection of rent from our tenants, those tenants’ individual financial condition and the ability of those tenants to maintain their leases.

A substantial portion of our income is derived from rental income from real property. As a result, our performance will depend on the collection of rent. Our income would be negatively affected if a significant number of our tenants, among other things: (1) decline to extend or renew leases upon expiration; (2) renew leases at lower rates; (3) fail to make rental payments when due; or (4) become bankrupt or insolvent. We cannot be certain that any tenant whose lease expires will renew or that we will be able to re-lease space on economically advantageous terms. The loss of rental revenues from a number of tenants and difficulty replacing such tenants may adversely affect our profitability and our ability to meet our financial obligations.

Lease defaults or terminations or landlord-tenant disputes may adversely reduce our income from our Property.

Lease defaults or terminations by one or more of our tenants may reduce our revenues unless a default is cured or a suitable replacement tenant is found promptly. In addition, disputes may arise between the landlord and tenant that result in the tenant withholding rent payments, possibly for an extended period. These disputes may lead to litigation or other legal proceedings to secure payment of the rent withheld or to evict the tenant. In other circumstances, a tenant may have a contractual right to abate or suspend rent payments. Even without such right, a tenant might determine to do so. Any of these situations may result in extended periods during which there is a significant decline in revenues or no revenues generated by our Property. If this were to occur, it could adversely affect our results of operations.

Competition from other apartment communities for tenants could reduce our profitability and the return on the Securities.

The apartment industry is highly competitive. We face competition from other apartment communities and overbuilding of apartment communities may occur. If so, this will increase the number of apartment units available and may decrease occupancy and apartment rental rates. This competition could reduce occupancy levels and revenues at our Property, which would adversely affect our operations. In addition, increases in operating costs due to inflation may not be offset by increased apartment rental rates.

We face significant competition for retail tenants, which may limit our ability to achieve our investment objectives or pay distributions.

The U.S. commercial real estate investment and leasing markets are competitive. We face competition from various entities for prospective tenants and to retain our current tenants. Many of our competitors have substantially greater financial resources and may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a tenant.

We depend upon the performance of our property manager in the selection of tenants and negotiation of leasing arrangements. We have offered and may have to offer inducements, such as free rent and tenant improvements, to compete for attractive tenants. Further, as a result of their greater resources, competitors may have more flexibility than we do in their ability to offer rental concessions, which could put additional pressure on our ability to maintain or raise rents and could adversely affect our ability to attract or retain tenants. In the event we are unable to find new tenants and keep existing tenants, or if we are forced to offer significant inducements to such tenants, we may not be able to meet our investment objectives and our financial condition, results of operations, cash flow, ability to satisfy our debt service obligations and ability to pay distributions to our securityholders may be adversely affected.

If a major tenant defaults or declares bankruptcy, we may be unable to collect balances due under relevant leases, which could have a material adverse effect on our financial condition and ability to pay distributions.

The default, bankruptcy or insolvency of a tenant may adversely affect the income produced by our properties. Under bankruptcy law, a tenant cannot be evicted solely because of its bankruptcy and has the option to assume or reject any unexpired lease. If the tenant rejects the lease, any resulting claim we have for breach of the lease (other than to the extent of any collateral securing the claim) will be treated as a general unsecured claim. Our claim against the bankrupt tenant for unpaid and future rent will be subject to a statutory cap that might be substantially less than the remaining rent actually owed under the lease, and it is unlikely that a bankrupt tenant that rejects its lease would pay in full amounts it owes us under the lease. Even if a lease is assumed and brought current, we still run the risk that a tenant could condition lease assumption on a restructuring of certain terms, including rent, that would have an adverse impact on us. Any shortfall resulting from the bankruptcy of one or more of our tenants could adversely affect our business, financial condition, results of operations, cash flow or our ability to satisfy our debt service obligations or to maintain our level of distributions.

Risks Related to the Real Estate and Real Estate Industry

The illiquidity of real estate investments could significantly impede our ability to respond to adverse changes in the performance of our Property and harm our financial condition.

Real estate investments are historically relatively illiquid, and our ability to sell promptly our current and future properties for reasonable prices in response to changing economic, financial, and investment conditions could be limited.

We may decide to sell our Property in the future. We may be unable to sell the Property for the price or on the terms set by us, or whether any price or other terms offered by a prospective purchaser would be acceptable to us. We may sell the Property at a loss as compared to carrying value. We also cannot predict the length of time needed to find a willing purchaser and to close the sale of a property. We may be required to expend funds to correct defects or to make improvements before a property can be sold.

Increases in property taxes would increase our operating costs, reduce our income and adversely affect our ability to make distributions.

Our Property will be subject to real and personal property taxes. These taxes may increase as tax rates change and as our property is assessed or reassessed by taxing authorities. If property taxes increase and we are unable to pass through costs through to our tenants, our financial condition, results of operations and our ability to make distributions could be materially and adversely affected and the market price of our Securities could decline.

Our Property may contain or develop harmful mold, which could lead to liability for adverse health effects and costs of remediating the problem.

When excessive moisture accumulates in buildings or on building materials, mold growth may occur, particularly if the moisture problem remains undiscovered or is not addressed over a period of time. Some molds may produce airborne toxins or irritants. Concern about indoor exposure to mold has been increasing as exposure to mold may cause a variety of adverse health effects and symptoms, including allergic or other reactions. Properties may contain microbial matter such as mold and mildew. As a result, the presence of significant mold at a property could require us to undertake a costly remediation program to contain or remove the mold. In addition, the presence of significant mold could expose us to liability from property guests, residents, tenants, employees, and others if property damage or health concerns arise.

Compliance with the Americans with Disabilities Act and fire, safety, and other regulations may require us or our borrowers to incur substantial costs.

Our Property is, and any future property will be, required to comply with the ADA. The ADA requires that “public accommodations” such as hotels, restaurants, and retail stores be made accessible to people with disabilities. Compliance with the ADA’s requirements could require removal of access barriers and non- compliance could result in imposition of fines by the U.S. government or an award of damages to private litigants, or both. In addition, we are required to operate the property in compliance with fire and safety regulations, building codes, and other land use regulations as they may be adopted by governmental agencies and bodies and become applicable to our property. Any requirement to make substantial modifications to our Property, whether to comply with the ADA or other changes in governmental rules and regulations, could be costly.

We may experience uninsured or underinsured losses.

We have property and casualty insurance with respect to our Property and other insurance, in each case, with loss limits and coverage thresholds deemed reasonable by our management team. In doing so, we have made decisions with respect to what deductibles, policy limits, and terms are reasonable based on management’s experience, our risk profile, the loss history of our third-party managers, the nature of a specific property and our business, our loss prevention efforts, the cost of insurance and other factors.

Various types of catastrophic losses may not be insurable or may not be economically insurable. In the event of a substantial loss, our insurance coverage may not cover the full current market value or replacement cost of our lost investment, including losses incurred in relation to the COVID-19 pandemic. Inflation, changes in building codes and ordinances, environmental considerations, and other factors might cause insurance proceeds to be insufficient to fully replace or renovate a property after it has been damaged or destroyed.

Accordingly, the following may occur:

●	the insurance coverage thresholds that we have obtained will not fully protect us against insurable losses (i.e., losses may exceed coverage limits);

●	we will incur large deductibles that will adversely affect our earnings;

●	we will incur losses from risks that are not insurable or that are not economically insurable; or

●	current coverage thresholds will not continue to be available at reasonable rates.

Our current lenders require us to maintain certain insurance coverage thresholds, and we anticipate that future lenders will have similar requirements. We believe that we have complied with the insurance maintenance requirements under the current governing loan documents and we intend to comply with any such requirements in any future loan documents. However, a lender may disagree, in which case the lender could obtain additional coverage thresholds and seek payment from us, or declare us in default under the loan documents if we fail to obtain additional coverage. In the former case, we could spend more for insurance than we otherwise deem reasonable or necessary or, in the latter case, subject us to a foreclosure on properties securing one or more loans.

If we set aside insufficient reserves, we may be required to defer necessary or desirable property improvements.

If we do not establish sufficient reserves to supply necessary funds for capital improvements or similar expenses, we may be required to defer necessary or desirable improvements to our Property. If we defer such improvements, our Property may decline in value, it may be more difficult for us to attract or retain tenants and hotel guests, or the amount of rent or hotel room rate we can charge may decrease.

Risks Related to Conflicts of Interest

Our agreements with our Advisor and its affiliates were not negotiated on an arm’s-length basis, and we may pursue less vigorous enforcement of their terms because of conflicts of interest with certain of our executive officers and key employees of our Advisor or its affiliates.

Because each of our executive officers are also key employees of our Sponsor and have ownership interests in NRI, our Advisory Agreement was not negotiated on an arm’s-length basis, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. As a result, the terms, including fees and other amounts payable, may not be as favorable to us as an arm’s-length agreement. Furthermore, we may choose not to enforce, or to enforce less vigorously, our rights under these agreements because of our desire to maintain our ongoing relationship with our Sponsor and its affiliates.

Our Sponsor manages other entities and may direct attractive investment opportunities away from us. Neither our Sponsor nor its affiliates are restricted from advising clients with similar investment guidelines.

Our executive officers also serve as key employees and as officers of our Sponsor and will continue to do so. Our Advisory Agreement requires our Advisor to use commercially reasonable efforts to present a continuing and suitable investment program to us which is consistent with our investment policies and objectives, but neither our Sponsor nor its affiliates are obligated generally to present any particular investment opportunity to us even if the opportunity is of a character which, if presented to us, could be taken. Additionally, in the future our Sponsor or its affiliates may advise other clients, some of which may have investment guidelines substantially similar to ours.

Our Sponsor and its key employees, who are NRI and our executive officers, face competing demands relating to their time and this may adversely affect our operations.

We rely on an affiliate of our Sponsor for the day-to-day operation of our business. Certain key employees of our Sponsor are executive officers of NRI. Because our Sponsor’s and Advisor’s key employees have duties to NRI as well as to us, we do not have their undivided attention and they face conflicts in allocating their time and resources between us and NRI. Our Sponsor or our Advisor may also manage other entities in the future. During turbulent market conditions or other times when we need focused support and assistance from our Sponsor, other entities for which our Sponsor also acts as an external advisor will likewise require greater focus and attention as well, placing competing high levels of demand on the limited time and resources of our Sponsor’s key employees. We may not receive the necessary support and assistance we require or would otherwise receive if we were internally managed by persons working exclusively for us.

Risks Related to the Potential Trading of our Common Stock and the Security Token Technology

An investor currently cannot hold its shares of common stock in Security Token form. While we’ve established the ability to trade untokenized shares of common stock on the Templum ATS, an active trading market for the shares or the Security Tokens, if issued, may never develop or, even if developed, have limited liquidity.

The ability to trade untokenized shares of our common stock held in book entry form commenced in January 2023 under an agreement with DriveWealth and Templum Markets, under which DriveWealth agreed to act as a custodian to facilitate the holding and trading of book entry untokenized shares of common stock. The Company had plans to enter into an agreement with a separate qualified custodian to facilitate the ability to create, hold and trade shares that have been designated as Security Tokens via the Templum Markets ATS. However, due to the Custodia FRB Order released by the FRB in March 2023 rejecting the application for membership by Custodia Bank, a Wyoming Special Purpose Depository Institution charter, based on the FRB’s view that payment of transaction fees or gas fees to anonymous validators or block producers on a Layer 1 public blockchain network may result in the institution violating the Bank Secrecy Act, it is unclear if and when a banking or trust institution may be willing to hold native distributed ledger tokens such as Ethereum, BTC or other crypto assets that must be used to pay network transaction fees for custody and transfers of the Security Tokens. Because the Layer 1 public blockchain technology intended to be used by the Company to issue the Security Token is implicated by the Custodia FRB Order, it may affect the Company’s ability to issue the Security Tokens if custodians believe providing custodial services with respect to the Security Tokens would be in violation of the concerns raised in the Custodia FRB Order. As of the date of this Annual Report, the full impact of the Custodia FRB Order on the potential issuance of the Security Tokens is unclear and the Company does not know when it expects to facilitate the issuance of the Security Tokens, if at all.

The Company’s Transfer Agent presently designates shares in book entry form using XDEX, the Transfer Agent’s private, permissioned ledger network, which is used to facilitate traditional book entry tracking of ownership and control location as well as trading of untokenized shares of common stock on the Templum ATS.

No public trading market for our common stock has developed. To the extent a trading market develops, it is possible that there will be a limited number of untokenized shares or Security Tokens, if issued, trading on any ATS, which could result in an illiquid market with volatile pricing. ATSs may lack substantial liquidity, limiting the feasibility of selling or exchanging the shares of common stock, whether in the form of book entry shares or Security Tokens. As a result, the holders of our common stock may be unable to sell or otherwise engage in transactions at any time.

The valuation of shares in a secondary market, if any, is usually not transparent and is highly speculative. In addition, it is possible due to unforeseen future changes in ATS requirements, that we may lose trading privileges on the ATSs. In addition, we may decide to voluntarily be removed from the ATSs.

In the event that untokenized shares or Security Tokens, if issued, are no longer able to trade on the ATSs, you would still hold your equity interest in the Company, but may, as a practical matter, have a limited ability to sell such interest. Neither the Company nor the Operating Partnership are under any obligation to provide valuations to investors of their shares of common stock, however evidenced. Neither the Company nor the Operating Partnership are now nor will be responsible or liable for the market value of the Security Tokens or untokenized shares of common stock, the transferability and/or liquidity of the Security Tokens or untokenized shares of common stock, and/or the availability of any market for the Security Tokens or untokenized shares of common stock through third parties or otherwise.

The shares of common stock, regardless of which form in which they are held, may not retain or increase in value. Numerous factors, including but not limited to the risks set out herein, will influence this outcome, many of which are not under the Operating Partnership’s or the Company’s control.

The number of untokenized shares of common stock held in book entry and Security Tokens, if any, traded on an ATS, may be very small, which may limit their liquidity and make the market price more easily manipulated.

The risk of market manipulation exists in connection with the trading of any security. The risk may be greater for the Security Tokens and untokenized shares of common stock because the ATS on which they trade, if at all, will be a system that does not have the same breadth of market and liquidity as a national market system. It is possible that there will be a limited number of Security Tokens or untokenized shares of common stock on any ATSs, which could decrease the liquidity of the market. While we will attempt to limit the trading of the Security Tokens and untokenized shares of common stock to ATSs that have adopted policies intended to prohibit manipulation of the trading price of securities, there can be no assurance that the efforts of the ATS or the security holders’ broker-dealers will be sufficient to prevent such market manipulation. For example, a security holder may be able to manipulate the price by opening multiple accounts and trading among those accounts. In addition, if trading on the ATSs becomes unavailable, trading will be limited to private transactions of untokenized shares of common stock with less liquidity. If trading on the ATSs becomes unavailable, holders of the Security Tokens may revoke the Security Tokens, revert to book-entry form and engage in trading in accordance with traditional broker-dealer over-the-counter market practices.

The further development and acceptance of distributed ledger networks, which are part of a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate.

The growth of the distributed ledger industry in general, as well as digital securities, is uncertain. The factors affecting the further development of the digital security industry, as well as distributed ledger networks, include, without limitation:

●	Possible confusion of blockchain forms of digital securities with cryptocurrencies, and possible negative market and/or regulatory sentiment towards using distributed ledger technology because it shares common underlying technology with Bitcoin (“BTC”) and other layer one cryptocurrencies;

●	The continued maintenance and development of the open-source software protocol of distributed ledger networks;

●	The capacity of issuers and other market participants to communicate the difference between digital securities, which trade with the customer protections outlined in published SEC guidance, and cryptocurrencies, which may trade among investors on a wallet to wallet basis, without the requirement of custodial protections; and/or

●	A failure of market participants to distinguish between the use of distributed ledger-based technology as a means of facilitating a digital securities trading marketplace, and other unrelated layer one cryptocurrency network uses, such as exchanging currency.

The slowing or stopping of the development, general acceptance and adoption and usage of distributed ledger networks and distributed ledger or digital assets may deter or delay the acceptance of the Security Tokens.

There are various regulatory risks for the Company associated with its Security Tokens.

The Company does not believe it is acting as a money transmitter (“MT”) or a money services business (“MSB”). If the Company were deemed to be a MT and/or MSB, however, it would be subject to significant additional regulation, including registration and licensing at the state and federal level. This could lead to significant changes in how the Security Tokens are structured, how they are purchased and sold, and other issues, and could greatly increase the costs in creating and facilitating transactions in the Security Tokens.

In addition, the Company believes that it is not acting as a broker-dealer and is not registered as such with the SEC or FINRA, nor is it registered with any other Self-Regulatory Organization (“SRO”) as a broker-dealer, exchange or transfer agent. If the Operating Partnership were deemed a broker-dealer, exchange or transfer agent, however, it would be subject to significant additional regulation. This could lead to significant changes with respect to the how the Security Tokens are structured, how they are purchased and sold, and other issues, and could greatly increase the Company’s costs in creating and facilitating transactions in the Security Tokens if such transactions are allowed at all. Further, a regulator could take action against the Company if it views the Security Tokens as a violation of existing law. Any of these outcomes could negatively affect the value of the Security Tokens.

Changes in international, federal, state, or local laws may impact the value of the Security Tokens and/or the Company’s ability to develop the Security Tokens.

Legislative and regulatory changes or actions at the state, federal, or international level may adversely affect the use, transfer, exchange, and value of the Security Tokens. The regulatory status of the Security Tokens and similar digital assets continues to evolve and is unclear or unsettled in many jurisdictions, including the United States. It is difficult to predict how or whether regulatory agencies may apply existing or new regulations with respect to such technology and its applications, including the Security Tokens. Further, it is difficult to predict how or whether legislatures or regulatory agencies may implement changes to law and regulation affecting distributed ledger technology and its applications. For example, in March 2023, the FRB released the Custodia FRB Order rejecting the application for membership by Custodia Bank, a Wyoming Special Purpose Depository Institution charter, based on the FRB’s view that payment of transaction fees or gas fees to anonymous validators or block producers on a Layer 1 public blockchain network may result in the institution violating the Bank Secrecy Act. As a result, it is unclear if and when a banking or trust institution may be willing to hold native distributed ledger tokens such as Ethereum, BTC or other crypto assets that must be used to pay network transaction fees for custody and transfers of the Security Tokens. Because the Layer 1 public blockchain technology intended to be used by the Company to issue the Security Token is implicated by the Custodia FRB Order, it may affect the Company’s ability to issue the Security Tokens if custodians believe providing custodial services with respect to the Security Tokens would be in violation of the concerns raised in the Custodia FRB Order. As of the date of this Annual Report, the full impact of the Custodia FRB Order on the potential issuance of the Security Tokens is unclear and the Company does not know when it expects to facilitate the issuance of the Security Tokens, if at all. Regulatory actions could negatively impact the digital or Security Tokens in various ways. Any of these outcomes could negatively affect an investment in the shares. See also “—The Security Tokens may be subject to non-U.S. regulations.”

However, aside from the potential effects of the Custodia FRB Order on banking institutions and qualified custodians, as of the date of this Annual Report, there are no known jurisdictions that prohibit the use of distributed ledger technology, such as the use of blockchain technology or Security Tokens, as a form of market infrastructure for traditional securities.

Upon the issuance, if any, of Security Tokens in exchange for OP Units, the Company and the Transfer Agent will review such OP Unit holder’s information to ensure that the Company does not issue Security Tokens in violation of any applicable regulations or laws. With respect to secondary transactions conducted through one or more ATSs engaged by the Company, each ATS will be expected to conduct customary “KYC” checks to ensure that any secondary transactions do not violate applicable laws and regulations.

The 10XTS distributed ledger that is expected to be established for the Security Tokens may have weaknesses and vulnerabilities that imperil investor and consumer protections.

The Company’s Transfer Agent uses both blockchain-based and traditional software and data to manage and track the stockholder registry.

Like current post-trade settlement processes in the capital markets, when a Security Token is issued and subsequently traded in secondary markets, the broker-dealer and/or exchange platform would notify the Transfer Agent of a pending settlement for recordation. LedgerLab is to then record the transfer of the shares using the 10XTS software platform technology, XDEX, which is proprietary to 10XTS and separate and distinct from Layer 1 public blockchain networks. However, the Transfer Agent will not be responsible for conducting any AML or KYC diligence on the holders of the shares or ensuring that such secondary transactions are compliant from an AML or KYC perspective. With respect to any shares issued by the Company, the Transfer Agent will rely on the procedures conducted, and information collected, in accordance with the Company’s onboarding diligence, including its outsourcing of AML and KYC investor diligence. With respect to secondary purchasers, the Transfer Agent will rely on the applicable ATSs and custodians to ensure that transfers do not violate any applicable laws or regulations.

While the Company believes there may be potential benefits to the use of distributed ledger technologies and the Security Tokens, there are potential disadvantages as well. There are potential operational risks associated with all technology systems including insufficient backup, failure mechanisms or critical system safeguards. There are other potential general, operational and technical risks such as unintended software vulnerabilities, coding errors, scaling or bandwidth issues, and unintended effects on internet service, computers, servers or user interfaces associated with the Company, as well as the ATS, the Custodian, and the Transfer Agent with respect to the operation of their respective technologies as service providers. We are reliant on those third parties to properly conduct such diligence and ensure secondary transfers do not violate applicable laws. Any such failure by those parties to properly conduct such diligence could subject the Company to potential violations.

Security Token holders will not benefit from the same protections as holders of traditional securities.

The SEC takes the position that broker-dealers, unless “Special Purpose Broker-Dealers”, as described in SEC Release No. 34-90788, may not hold or act as custodian for the Security Tokens. There currently are no Special Purpose Broker-Dealers. As a result, even if Security Tokens are issued, Security Token holders may not benefit from protections available to customers who use registered broker-dealers to custody traditional securities, including the Customer Protection Rule and the Securities Investor Protection Act of 1970.

A Security Token may be vulnerable to social engineering, phishing emails, man-in-the-middle, phone hijacking, ransomware, denial of service, hacking, and other cyberattacks.

The nature of Layer 1 public blockchain based digital assets and the distributed ledger is such that it may lead to an increased risk of fraud or cyberattack. Hackers or other malicious groups or organizations may attempt to interfere with the purchase and trading of the Layer 1 public blockchain Security Tokens in a variety of ways, including, but not limited to, malware attacks, denial of service attacks, consensus-based attacks, Sybil attacks, smurfing, spoofing, social engineering, phishing emails, man-in-the-middle, phone hijacking, and ransomware. Other platforms that sponsor and engage in transactions in digital assets have been the subject of cyberattacks that have resulted in a loss of digital assets. While we will take all steps that are commercially reasonable and customary to prevent or mitigate the impact of cyberattacks, we may not be successful in preventing all cyberattacks that may affect the Security Tokens.

Loss of private key(s), custodial error or investor error may cause the loss of Layer 1 public blockchain Security Tokens.

A private key, or a combination of private keys, is necessary to control and dispose of the Security Tokens stored in your digital wallet or vault. The wallet location of the token does not constitute or confer actual, rightful ownership of the security underlying the Security Token, which is independently recorded by the Transfer Agent. Any loss of the private key of a wallet would render inaccessible that wallet and Security Tokens stored therein. This would constitute a loss of only the Layer 1 public blockchain network digital token form of the shares. If this were to occur, the Transfer Agent would have to issue replacement shares according to its official book entry record to the new, verified replacement wallet address.

There are risks to Security Token holders if a prior transfer was not properly recorded on the Transfer Agent’s records.

Although the Transfer Agent should take steps to investigate the matter and may be able to isolate any lost Security Tokens, revoke such Security Tokens, authenticate a new replacement wallet, and reassign/reallocate the applicable Security Token to a new wallet, this may not be feasible if a Security Token holder’s account information and record is not kept current with the Transfer Agent and/or any fiduciary custodian. In connection with an issue of replacement Security Tokens, the Transfer Agent should deactivate the link between the layer one token and the corresponding book entry form of common stock to ensure that the lost or canceled Security Tokens do not remain active. However, if the Transfer Agent fails to deactivate the outstanding lost or cancelled Security Tokens, the holder of such tokens may encounter issues trading until the book entry position has been verified and the outstanding Security Tokens have been deactivated.

There are risks to Security Token holders who utilize third party custodians.

Should any loss of a private key, or other compromise of your account and wallet take place with a third-party fiduciary custodian, it would be the responsibility of the custodian to coordinate any replacement wallet and key infrastructure with the Transfer Agent. Therefore, you could lose your Security Tokens if this coordination effort is not successful and the Transfer Agent is unable to verify that the holder of the Security Tokens matches its records in its own book entry record, thus requiring the Transfer Agent to reissue Security Tokens to the holder of record according to the Transfer Agent’s own book entry.

Risks Related to our Organizational Documents and other General Risks

The Company’s charter limits the number of shares of its stock a person may own and permits its board of directors to issue additional classes or series of stock, which may be issued in the form of digital securities, with terms that may be senior to the rights of the holders of shares of our common stock or discourage a third party from acquiring the Company in a manner that could result in a premium price to holders of shares of our common stock.

The Company’s charter, with certain exceptions, authorizes its board of directors to take such actions as are necessary or appropriate to preserve the status of the Company as a REIT. To help it comply with the REIT ownership requirements of the Code, among other purposes, the Company’s charter prohibits any person from beneficially or constructively owning more than 9.8% (in value or in number of shares, whichever is more restrictive) of the Company’s outstanding common stock or 9.8% (in value) of all classes and series of the Company’s outstanding stock, unless exempted by its board of directors.

The Company’s charter authorizes it to issue additional authorized but unissued shares of common or preferred stock. In addition, the Company’s board of directors may, without common stockholder approval, classify any unissued shares of preferred stock and reclassify any unissued shares of common stock or shares of preferred stock into other classes or series of stock of the Company and establish the preferences, conversion or other rights, voting powers, restrictions, limitations as to dividends and other distributions, qualifications and terms or conditions of redemption of any such class or series of stock. Thus, its board of directors could authorize the issuance of shares of preferred stock, which may be issued in the form of digital securities, with priority as to distributions and amounts payable upon liquidation of the Company over the rights of the holders of shares of our common stock. These charter provisions may have the effect of delaying, deferring or preventing a change in control, including an extraordinary transaction (such as a merger, tender offer or sale of all or substantially all of its assets) that might provide a premium price to holders of its shares of our common stock.

Certain provisions of Maryland law may limit the ability of a third-party to acquire control of the Company.

Certain provisions of the Maryland General Corporation Law (“MGCL”) may have the effect of inhibiting a third-party from acquiring the Company or of impeding a change of control under circumstances that otherwise could provide the holders of shares of our common stock with the opportunity to realize a premium over the then-prevailing market price of such securities, including:

●	“business combination” provisions that, subject to limitations, prohibit certain business combinations between an “interested stockholder” (defined generally as any person who beneficially owns 10% or more of the voting power of the corporation’s outstanding shares of voting stock or an affiliate or associate of the corporation who, at any time within the two-year period immediately prior to the date in question, was the beneficial owner of 10% or more of the voting power of the then outstanding stock of the corporation) or an affiliate of any interested stockholder and the corporation for five years after the most recent date on which the stockholder becomes an interested stockholder, and thereafter imposes two super-majority stockholder voting requirements on these combinations; and

●	“control share” provisions that provide that holders of “control shares” of the Company (defined as voting shares of stock that, if aggregated with all other shares of stock owned or controlled by the acquirer, would entitle the acquirer to exercise one of three increasing ranges of voting power in electing directors) acquired in a “control share acquisition” (defined as the direct or indirect acquisition of issued and outstanding “control shares”) have no voting rights except to the extent approved by the Company’s stockholders by the affirmative vote of at least two-thirds of all of the votes entitled to be cast on the matter, excluding all interested shares.

Pursuant to the Maryland Business Combination Act, the Company’s board of directors has by resolution exempted from the provisions of the Maryland Business Combination Act business combinations (i) between the Company and any other person, provided that the business combination is first approved by the board of directors (including a majority of the Company’s directors who are not affiliates or associates of such person). Also, as permitted by the MGCL, the board of directors has by resolution exempted any business combination between the Company and NRI or any of its affiliates. The Company’s bylaws contain a provision exempting from the Maryland Control Share Acquisition Act any and all acquisitions by any person of shares of the Company’s stock. There can be no assurance that these exemptions or resolutions will not be amended or eliminated at any time in the future.

Additionally, Title 3, Subtitle 8 of the MGCL permits the Company’s board of directors, without stockholder approval and regardless of what is currently provided in the Company’s charter or bylaws, to implement certain takeover defenses.

The Company’s rights and the rights of its stockholders to take action against the Company’s directors and officers are limited.

Maryland law provides that a director has no liability in the capacity as a director if he or she performs his or her duties in good faith, in a manner he or she reasonably believes to be in the company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances. As permitted by the MGCL, the Company’s charter limits the liability of its directors and officers to the Company and its stockholders for money damages, except for liability resulting from:

●	actual receipt of an improper benefit or profit in money, property or services; or

●	a final judgment based upon a finding of active and deliberate dishonesty by the director or officer that was material to the cause of action adjudicated.

In addition, the Company’s charter requires the Company to indemnify its directors and officers for actions taken by them in those capacities and to pay or reimburse their reasonable expenses in advance of final disposition of a proceeding to the maximum extent permitted by Maryland law. The Company has entered into indemnification agreements with the Company’s directors and executive officers. As a result, the Company and its stockholders may have more limited rights against directors and officers of the Company than might otherwise exist under common law. Accordingly, in the event that actions taken by any of the Company’s directors or officers are immune or exculpated from, or indemnified against, liability but which impede the Company’s performance, stockholders’ ability to recover damages from that director or officer will be limited.

The Security Tokens may be subject to non-U.S. regulations.

The regulatory risks described above take into consideration U.S. law only. It is anticipated that the Security Tokens may also be sold or resold outside the United States, which could subject the Company or the Security Tokens to non-U.S. legal requirements, which could be significant. To the extent the Company engages ATSs (or like exchanges) not domiciled in the United States, the Company will confer with legal counsel in the relevant non-U.S. jurisdiction to ascertain prohibitions, restrictions and other constraints and/or rules governing secondary market trading of the Security Tokens. Any determinations made by the Company in consultation with legal counsel are risk-based judgments and would not constitute a legal standard or determination binding on any regulatory body or court. Non-U.S. regulation could lead to the same types of changes and outcomes described above with respect to U.S. regulation, and any of these outcomes may negatively affect the value of the Security Tokens.

Federal Income Tax Risks

The tax characterization of the Security Tokens is uncertain, and the conversion of OP Units into common stock will be a taxable exchange.

The treatment of the Security Tokens for U.S. federal income tax purposes is uncertain, and each investor must seek his or her own tax advice in connection with an investment in the Security Tokens. Due to the new and evolving nature of digital currencies, tokens and blockchain assets, and a general absence of clearly controlling authority with respect to these assets, many significant aspects of the U.S. federal income tax treatment of them are uncertain. It is unclear what guidance on the treatment of tokens and blockchain for U.S. federal income tax purposes may be issued in the future. Future developments regarding the treatment of tokens or blockchain assets for U.S. federal income tax purposes could adversely affect an investment in the Security Tokens.

The Company does not intend to request a ruling from the Internal Revenue Service (“IRS”) on these issues. In published guidance, the IRS has ruled on the tax treatment of bitcoin and other cryptocurrencies. In particular, the Service has held that digital “currencies” are treated like property and that each transaction using these currencies is a separate taxable event. The guidance published by the IRS does not address other significant aspects of the U.S. federal income tax treatment of tokens or blockchain assets, including the tax characterization of security tokens. However, because each Security Token is intended to be merely a digital representation of one share of common stock of the Company, we think the best view is that each Security Token should be treated as one share of the Company’s single class of common stock for U.S. federal income tax (or other tax) purposes. There can be no assurance that the IRS will not alter its position with respect to digital currency in the future. In addition, a court may not uphold the IRS’s guidance. Finally, there can be no assurance that the IRS will not take a different view with respect to the Security Tokens.

The election to convert OP Units may result in adverse tax consequences to a holder of OP Units, including withholding taxes, income taxes and tax reporting requirements in the United States. The conversion of OP Unit will be a taxable exchange generally resulting in the recognition of gain or loss equal to the difference between (i) the amount realized (the fair market value of the property received in the conversion, e.g., share of common stock, plus the OP Unit holder’s share of partnership liabilities of which the OP Unit holder is relieved) and (ii) the OP Unit holder’s adjusted tax basis in its OP Unit so converted, regardless of whether the OP Unit holder chooses to receive any shares of common stock in book entry form or in digital form represented by Security Tokens. You should consult with and must rely upon the advice of your own professional tax advisors with respect to the U.S. federal income tax considerations of converting OP Units into common stock represented by Security Tokens and the holding and disposition of the Security Tokens.

Failure to qualify as a REIT would subject the Company to U.S. federal income tax, which would reduce the cash available for distribution to its stockholders.

We believe that the Company has been organized and operated in a manner that will allow it to qualify as a REIT, commencing with its taxable year ending December 31, 2022. However, the U.S. federal income tax laws governing REITs are extremely complex and interpretations of the U.S. federal income tax laws governing qualification as a REIT are limited. Qualifying as a REIT will require the Company to meet various tests regarding the nature of its assets and income, the ownership of its outstanding stock, and the amount of its distributions on an ongoing basis. Accordingly, the Company may not be successful in operating so it can remain qualified as a REIT.

If the Company fails to qualify as a REIT for any taxable year after electing REIT status, and it does not qualify for certain statutory relief provisions, it will be subject to U.S. federal income tax on its taxable income at the corporate rate, which is currently 21%. In addition, the Company would generally be disqualified from treatment as a REIT for the four tax years following the year in which it lost its REIT status. Losing REIT status would reduce net earnings available for investment or distribution because of the additional tax liability. In addition, distributions would no longer qualify for the dividends-paid deduction and the Company would no longer be required to pay distributions.

Even if the Company qualifies as a REIT, it may be subject to some federal, state and local taxes on its income or property that would reduce its cash available for distribution to its stockholders.

Even if the Company maintains its status as a REIT, it may be subject to U.S. federal, state and local income taxes. For example, net income from the sale of properties that are “dealer” properties sold by a REIT and that do not meet a safe harbor available under the Code (a “prohibited transaction” under the Code) will be subject to a 100% tax. If the Company earns REIT taxable income, it may not make sufficient distributions to avoid excise taxes applicable to REITs. The Company also may decide to retain net capital gains it earns from the sale or other disposition of its property and pay U.S. federal income tax directly on such income. In that event, the holders of its outstanding capital stock (and Security Tokens) would be treated as if they earned that income and paid the tax on it directly. However, holders of its outstanding capital stock (and Security Tokens) that are tax-exempt, such as charities or qualified pension plans, would have no benefit from their deemed payment of such tax liability unless they file U.S. federal income tax returns and thereon seek a refund of such tax. The Company also will be subject to corporate income tax on any undistributed REIT taxable income. It also may be subject to state and local taxes on its income or property, including franchise, payroll and transfer taxes, either directly or at the level of the Operating Partnership or at the level of the other companies through which it indirectly owns it assets, such as its TRSs, which are subject to full U.S. federal, state, local and foreign corporate-level income taxes. Any taxes it pays directly or indirectly will reduce the Company’s cash available for distribution.

REIT distribution requirements could adversely affect the Company’s ability to execute its business plan.

The Company generally must distribute annually to holders of its equity securities at least 90% of its REIT taxable income, determined without regard to the deduction for dividends paid and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that it distributes. To the extent that the Company satisfies this distribution requirement but distributes less than 100% of its REIT taxable income, it will be subject to federal corporate income tax on its undistributed REIT taxable income. In addition, the Company will be subject to a 4% nondeductible excise tax if the actual amount that it distributes in a calendar year is less than the sum of (a) 85% of its ordinary income, (b) 95% of its capital gain net income and (c) 100% of its undistributed income from prior years. Although the Company intends to make distributions sufficient to comply with the annual distribution requirements and avoid U.S. federal income and excise taxes on its earnings, it is possible that it may not always be able to do so.

Complying with REIT requirements may impact our business plan and possibly force us to borrow to make distributions to our stockholders. From time to time, our taxable income may be greater than our cash flow available for distributions to our stockholders. If we do not have other funds available in these situations, we may be unable to distribute substantially all of our REIT taxable income. In addition, we may be subject to limitations on the ability to use our net operating loss carryovers to offset taxable income that we do not distribute. As such, we could be required to borrow funds, raise additional equity capital, sell a portion of our assets at disadvantageous prices, issue securities or find another alternative to make distributions to stockholders. Compliance with these REIT requirements could increase our operating costs or reduce our equity.

To maintain REIT status, the Company may be forced to forego otherwise attractive business or investment opportunities, which may delay or hinder its ability to meet its investment objectives and reduce the overall return to holder of its outstanding equity securities (including the Security Tokens).

To qualify as a REIT, the Company must satisfy certain tests on an ongoing basis concerning, among other things, the sources of its income, nature of its assets and the amounts it distributes to holders of its outstanding equity securities (including the Security Tokens). The Company may be required to pay distributions at times when it would be more advantageous to reinvest cash in its business or when it does not have funds readily available for distribution. Compliance with the REIT requirements may hinder its ability to operate solely on the basis of maximizing profits and reduce the value of an investment by a holder of its outstanding equity securities (including the Security Tokens).

If the Operating Partnership fails to maintain its status as a partnership for U.S. federal income tax purposes, its income would be subject to taxation and the Company’s status as a REIT would be terminated.

We intend to maintain the status of the Operating Partnership as a partnership for U.S. federal income tax purposes. However, if the IRS were to successfully challenge the status of the Operating Partnership as a partnership, it would be taxable as a corporation. In such event, that would reduce the amount of distributions that the Operating Partnership could make to the Company. This would also result in the Company losing REIT status and becoming subject to a corporate level tax on its own income. This would substantially reduce its cash available to pay distributions and the return on your investment. In addition, if any of the entities through which the Operating Partnership owns its properties, in whole or in part, loses its characterization as a partnership for U.S. federal income tax purposes, the underlying entity would become subject to taxation as a corporation, thereby reducing distributions to the Operating Partnership and jeopardizing the Company’s ability to maintain REIT status.

The tax on prohibited transactions will limit the Company’s ability to engage in transactions that would be treated as sales for U.S. federal income tax purposes.

A REIT’s net income from prohibited transactions is subject to a 100% penalty tax. In general, prohibited transactions are sales or other dispositions of properties, other than foreclosure property, that the Company owns, directly or indirectly through any subsidiary entity, including the Operating Partnership, but generally excluding TRSs, that are deemed to be inventory or property held primarily for sale to customers in the ordinary course of business and that do not meet a safe harbor available under the Code. In general, whether property is inventory or otherwise held primarily for sale to customers in the ordinary course of a business depends on the particular facts and circumstances surrounding each property. The Company might be subject to this tax if it were to dispose of property in a manner that was treated as a sale of the property for U.S. federal income tax purposes. Therefore, in order to avoid the prohibited transactions tax, the Company may choose not to engage in certain sales of property even though the sales might otherwise be beneficial to the Company.

It may be possible to reduce the impact of the prohibited transaction tax by conducting certain activities through TRSs. However, to the extent that the Company engages in such activities through TRSs, the income associated with such activities may be subject to full corporate income tax.

Complying with REIT requirements may limit the Company’s ability to hedge effectively.

The REIT provisions of the Code may limit the Company’s ability to hedge its assets and operations. Under these provisions, any income that the Company generates from transactions intended to hedge its interest rate, inflation and/or currency risks will be excluded from gross income for purposes of the 75% and 95% gross income tests if the purpose of the instrument is to (i) hedge interest rate risk on liabilities incurred to carry or acquire real estate, (ii) hedge risk of currency fluctuations with respect to any item of income or gain that would be qualifying income under the 75% or 95% gross income tests, or (iii) manage risk with respect to the termination of certain prior hedging transactions described in (i) and/or (ii) above and, in each case, such instrument is properly identified under applicable Treasury regulations. Income from hedging transactions that do not meet these requirements will generally constitute nonqualifying income for purposes of both the 75% and 95% gross income tests. As a result of these rules, the Company may have to limit its use of hedging techniques that might otherwise be advantageous, which could result in greater risks associated with interest rate or other changes than it would otherwise incur.

If the Company’s “qualified lodging facilities” are not properly leased to a TRS or the managers of such “qualified lodging facilities” do not qualify as “eligible independent contractors,” it could fail to qualify as a REIT.

In general, the Company cannot operate any lodging facilities and can only indirectly participate in the operation of “qualified lodging facilities” on an after-tax basis through leases of such properties to its TRSs. A “qualified lodging facility” is a hotel, motel, or other establishment in which more than one-half of the dwelling units are used on a transient basis at which or in connection with which wagering activities are not conducted. Rent paid by a lessee that is a “related party tenant” of the Company’s will not be qualifying income for purposes of the two gross income tests applicable to REITs. However, a TRS that leases lodging facilities from its parent REIT will not be treated as a “related party tenant” with respect to the lodging facilities that are managed by an independent management company, so long as the independent management company qualifies as an eligible independent contractor.

Any management company that enters into a management contract with a TRS of the Company must qualify as an eligible independent contractor under the REIT rules in order for the rent paid to the Company by such TRS to be qualifying income for purposes of the REIT gross income tests. An eligible independent contractor is an independent contractor that, at the time such contractor enters into a management or other agreement with a TRS to operate a “qualified lodging facility,” is actively engaged in the trade or business of operating “qualified lodging facilities” for any person not related, as defined in the Code, to the Company or the TRS. Among other requirements, in order to qualify as an independent contractor a manager must not own, directly or by applying attribution provisions of the Code, more than 35% of the Company’s outstanding equity securities (by value), and no person or group of persons can own more than 35% of its outstanding equity securities and 35% of the ownership interests of the manager. The ownership attribution rules that apply for purposes of the 35% thresholds are complex. There can be no assurance that the levels of ownership of the Company’s equity securities by its managers and their owners will not exceed these thresholds.

If leases to the TRSs of the Company are not respected as true leases for U.S. federal income tax purposes, the Company would fail to qualify as a REIT.

To qualify as a REIT, the Company must satisfy two gross income tests, under which specified percentages of its gross income must be derived from certain sources, such as “rents from real property.” In order for such rent to qualify as “rents from real property” for purposes of the REIT gross income tests, the leases must be respected as true leases for U.S. federal income tax purposes and not be treated as service contracts, joint ventures or some other type of arrangement. If any of its leases are not respected as true leases for U.S. federal income tax purposes, the Company would fail to qualify as a REIT.

The Company’s ownership of and relationship with its TRSs will be limited and a failure to comply with the limits would jeopardize REIT status and may result in the application of a 100% excise tax.

A REIT may own up to 100% of the stock of one or more TRSs. Both the subsidiary and the REIT must jointly elect to treat the subsidiary as a TRS. A corporation of which a TRS directly or indirectly owns more than 35% of the voting power or value of the stock will automatically be treated as a TRS. Overall, no more than 20% of the value of a REIT’s assets may consist of stock or securities of one or more TRSs. A TRS may hold assets and earn income that would not be qualifying assets or income if held or earned directly by the parent REIT.

Furthermore, in order to ensure the income the Company receives from its hotel properties qualifies as “rents from real property,” generally it must lease its hotels to TRSs (which are owned indirectly by the Operating Partnership) which must engage eligible independent contractors to operate the hotels on their behalf. These TRSs will be subject to applicable U.S. federal, state and local income tax at regular corporate rates on any income that they earn. In addition, the TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. The rules also impose a 100% excise tax on certain transactions between a TRS and its parent REIT that are not conducted on an arm’s-length basis. The Company may not be able to comply with the 20% value limitation on ownership of TRS stock and securities on an ongoing basis so as to maintain REIT status or to avoid application of the 100% excise tax imposed on certain non-arm’s length transactions.

The ability of the Company’s board of directors to revoke its REIT qualification without approval by the holders of shares of its common stock or the Security Tokens may subject it to U.S. federal income tax and reduce distributions to holders of shares of its common stock or the Security Tokens.

The Company’s charter provides that its board of directors may revoke or otherwise terminate its REIT election, without the approval of the holders of shares of its common stock or the Security Tokens, if it determines that it is no longer in the Company’s best interests to continue to qualify as a REIT. While the Company believes it is organized in a manner so as to qualify as a REIT and intends to operate in a manner to so qualify to be taxed as a REIT, it may terminate its REIT election if it determines that qualifying as a REIT is no longer in its best interests. If the Company cease to be a REIT, it would become subject to U.S. federal income tax on its taxable income and would no longer be required to distribute most of its taxable income to holders of shares of its common stock or the Security Tokens, which may have adverse consequences on its total return to holders of shares of its common stock or the Security Tokens and on the market price of shares of its common stock or the Security Tokens.

Changes made to the U.S. tax laws could have a negative impact on the Company’s business.

The Tax Cuts and Jobs Act, Pub. L. No. 115-97 (the “TCJA”) made significant changes to the U.S. federal income tax rules for taxation of individuals and corporations, generally effective for taxable years beginning after December 31, 2017. In the case of individuals, the tax brackets have been adjusted, the top federal income rate has been reduced to 37%, special rules reduce taxation of certain income earned through pass-through entities and reduce the top effective rate applicable to ordinary dividends from REITs to 29.6% (through a 20% deduction for ordinary REIT dividends received) and various deductions have been eliminated or limited, including limiting the deduction for state and local taxes to $10,000 per year. Most of the changes applicable to individuals are temporary and apply only to taxable years beginning after December 31, 2017 and before January 1, 2026. The top corporate income tax rate has been reduced to 21%. The TCJA includes only minor changes to the rules applicable to REITs (other than the 20% deduction applicable to individuals for ordinary REIT dividends received).

The TCJA made numerous other changes to the tax laws that may affect REITs and prospective investors directly or indirectly. As a result of the changes to U.S. federal tax laws implemented by the TCJA, the Company’s taxable income and the amount of distributions to holders of the Security Tokens required in order to maintain its REIT status, and its relative tax advantage as a REIT, could change. In addition, the TCJA imposes limitations on the deductibility of business interest expense.

The taxation of distributions to holders of equity securities can be complex; however, distributions that the Company makes generally will be taxable as ordinary income, which may reduce your anticipated return from an investment in the Company.

In general, the maximum tax rate for dividends payable to domestic holders of corporate equity securities that are individuals, trusts and estates is 20%; however, dividends payable by REITs generally are not eligible for this reduced rate and generally will be taxed at the holder’s marginal rate as in effect with respect to its ordinary income. Currently, noncorporate holders of a REIT’s equity securities may be able to deduct 20% of distributions received that are treated as qualified REIT dividends (distributions out of current or accumulated earnings and profits that are not designated as capital gain dividends or qualified dividend income) with certain exceptions, thus reducing the maximum effective U.S. federal income tax rate on such dividend, provided certain holding period requirements are met. In order for a dividend with respect to a share of REIT stock to be treated as a qualified REIT dividend, the holder of the equity security receiving the distribution (i) must have held the security for more than 45 days during the 91-day period beginning on the date which is 45 days before the date on which such security becomes ex-dividend with respect to such dividend and (ii) cannot have been under an obligation to make related payments with respect to positions in substantially similar or related property, e.g., pursuant to a short sale. Such 20% deduction is scheduled to sunset after December 31, 2025 absent further legislative action by Congress. While this tax treatment does not adversely affect the taxation of REITs or dividends paid by REITs, the more favorable rates applicable to regular corporate dividends could cause investors who are individuals, trusts or estates to perceive investments in REITs to be relatively less attractive than investments in stock of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including shares of our common stock and the Security Tokens.

Distributions that the Company makes to taxable holders of shares of its common stock or the Security Tokens to the extent of its current and accumulated earnings and profits (and not designated as capital gain dividends or qualified dividend income) generally will be taxable as ordinary income. However, a portion of a REIT’s distributions may (i) be designated by the REIT as capital gain dividends generally taxable as long-term capital gain to the extent that they are attributable to net capital gain recognized by the REIT, (ii) be designated by the REIT as qualified dividend income generally to the extent they are attributable to dividends it receives from non-REIT corporations, such as its TRSs, or (iii) constitute a return of capital generally to the extent that they exceed its current and accumulated earnings and profits as determined for U.S. federal income tax purposes. A return of capital distribution is not taxable but has the effect of reducing the tax basis of the equity securities in the Company held by an investor.

The Company may distribute its own equity securities in a taxable distribution, in which case holders of its equity securities may be required to pay U.S. federal income taxes in excess of the cash portion of the distribution received.

The Company may make taxable distributions that are payable in cash or in shares of its common stock. The IRS has issued guidance that treats certain distributions paid partly in cash and partly in shares of common stock as taxable distributions that would satisfy the REIT annual distribution requirement and qualify for the dividends paid deduction for U.S. federal income tax purposes, provided that each stockholder of the REIT entitled to such distribution has the right to choose to receive it in cash or shares of common stock and the cash portion is no less than 20% (temporarily reduced to 10% for distributions declared on or before June 30, 2022 by publicly offered REITs) of the aggregate distribution. If the Company made a taxable distribution payable in cash on its shares of common stock , taxable holders of shares of its common stock receiving such distributions will be required to include the distribution as taxable income to the extent of the Company’s current and accumulated earnings and profits, as determined for U.S. federal income tax purposes. As a result, an investor may be required to pay income tax with respect to such distributions in excess of the cash distributions received. If a U.S. holder sells the shares of common stock that it receives as part of such a distribution in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the distribution, depending on the market price of the Company’s shares of common stock at the time of the sale. Furthermore, with respect to certain non-U.S. holders, the Company may be required to withhold U.S. federal income tax with respect to such distributions, including in respect of all or a portion of such distribution that is payable in shares of its common stock.

Non-U.S. holders will be subject to U.S. federal withholding tax and may be subject to U.S. federal income tax on distributions received from the Company and upon the disposition of the Company’s shares of common stock.

Subject to certain exceptions, distributions received from the Company with respect to shares of its common stock or the Security Tokens will be treated as dividends of ordinary income to the extent of the Company’s current or accumulated earnings and profits. Such distributions ordinarily will be subject to U.S. withholding tax at a 30% rate, or such lower rate as may be specified by an applicable income tax treaty, unless the distributions are treated as “effectively connected” with the conduct by the non-U.S. holder of a U.S. trade or business. Pursuant to the Foreign Investment in Real Property Tax Act of 1980 (“FIRPTA”), capital gain distributions attributable to sales or exchanges of “United States real property interests” (“USRPIs”), generally will be taxed to a non-U.S. holder (subject to certain exceptions for “qualified foreign pension funds,” entities all the interests of which are held by “qualified foreign pension funds,” and certain “qualified shareholders”) as if such gain were effectively connected with a U.S. trade or business unless FIRPTA provides an exemption. However, a capital gain dividend will not be treated as effectively connected income if (i) the distribution is received with respect to a class of a REIT’s stock that is regularly traded on an established securities market located in the United States and (ii) the non-U.S. holder does not own more than 10% of that class of stock at any time during the one-year period ending on the date the distribution is received. It is unclear how this exception applies to the Security Tokens and while the Company anticipates that its shares of common stock will be treated as “regularly traded” on an established securities market due to trading of the Security Tokens at some point in the future, there is significant uncertainty as to whether this exception would be currently expected to apply.

Gain recognized by a non-U.S. holder upon the sale or exchange of the Company’s shares of common stock generally will not be subject to U.S. federal income taxation unless such shares of common stock constitute USRPIs under FIRPTA (subject to specific FIRPTA exemptions for certain non-U.S. holders). The Company’s shares of common stock will not constitute USRPIs so long as the Company is a “domestically-controlled qualified investment entity.” A domestically-controlled qualified investment entity includes a REIT if at all times during a specified testing period, less than 50% in value of such REIT’s equity securities is held directly or indirectly by non-U.S. holders. The Company believes, but cannot assure investors, that it will be a domestically-controlled qualified investment entity.

Even if the Company does not qualify as a domestically-controlled qualified investment entity at the time a non-U.S. holder sells or exchanges its shares of common stock, gain arising from such a sale or exchange would not be subject to U.S. taxation under FIRPTA as a sale of a USRPI if: (a) the shares of common stock are “regularly traded,” as defined by applicable Treasury Regulations, on an established securities market, and (b) such non-U.S. holder owned, actually and constructively, 10% or less of the Company’s shares of common stock, whether or not represented by Security Tokens at any time during the five-year period ending on the date of the sale. It is unclear how this exception applies to the Security Tokens and while the Company anticipates that its shares of common stock will be treated as “regularly traded” on an established securities market due to trading of the Security Tokens at some point in the future, there is significant uncertainty as to whether this exception would be currently expected to apply. Investors are encouraged to consult their own tax advisors to determine the tax consequences applicable to them if they are non-U.S. holders.

Retirement Plan Risks

If our assets are deemed to be plan assets, we may be exposed to liabilities under Title I of ERISA and the Code.

In some circumstances where an ERISA plan holds an interest in an entity, the assets of the entity are deemed to be ERISA plan assets unless an exception applies. This is known as the “look-through rule.” Under those circumstances, the obligations and other responsibilities of plan sponsors, plan fiduciaries and plan administrators, and of parties in interest and disqualified persons, under Title I of ERISA and Section 4975 of the Code, as applicable, may be applicable, and there may be liability under these and other provisions of ERISA and the Code. We believe that our assets should not be treated as plan assets because we believe that the Company should qualify as a “real estate operating company” that is exempt from the “look-through rules” under applicable Department of Labor Regulations. However, there can be no assurance that such qualification will be available initially or will continue indefinitely. If the Company does not qualify as a “real estate operating company” or some other exception to the “look-through rules,” and we are exposed to liability under ERISA or the Code, our performance and results of operations could be adversely affected. Prior to making an investment in us, you should consult with your legal and other advisors concerning the impact of ERISA and the Code on your investment and our performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our principal executive offices are located at 1340 South Dixie Highway, Suite 612, Coral Gables, Florida 33146. Our telephone number is (305) 529-9928.

As of the date of this Annual Report, we own only the Property. We intend to qualify as a real estate investment trust, or REIT, beginning with the taxable year ending December 31, 2022; however, we have not yet filed our tax return for the year ending December 31, 2022 .

Below are key metrics regarding the Property.

ITEM 3. LEGAL PROCEEDINGS

We may from time to time be a party to legal proceedings which arise in the ordinary course of our business. Management is not aware of any current or pending legal proceedings to which we or any of our subsidiaries are a party or to which our Property is subject, the outcome of which would, in management’s judgment based on information currently available, have a material adverse effect on our results of operations or financial condition, nor is management aware of any such legal proceedings contemplated by governmental authorities.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Outstanding shares of our common stock are held in book entry form with Ledger Lab. Ledger Lab maintains the Master Share Record of Share ownership with respect to the ownership of our shares of common stock. There is currently no ability to hold issued shares of common stock in Security Token form and no trading market for the shares of our common stock has developed. The untokenized shares of common stock are tradeable on Templum Markets ATS. However, as described below, we may not be successful in facilitating the issuance of Security Tokens or the Security Tokens’ availability on an ATS. A public market for our common stock may not develop and may have limited liquidity if developed.

The ability to trade untokenized shares of our common stock held in book entry form commenced in January 2023 under an agreement with DriveWealth and Templum Markets, under which DriveWealth agreed to act as a custodian to facilitate the holding and trading of book entry untokenized shares of common stock. The Company had plans to enter into an agreement with a separate qualified custodian to facilitate the ability to create, hold and trade shares that have been designated as Security Tokens via the Templum Markets ATS. However, due to the Custodia FRB Order released by the FRB in March 2023 rejecting the application for membership by Custodia Bank, a Wyoming Special Purpose Depository Institution charter, based on the FRB’s view that payment of transaction fees or gas fees to anonymous validators or block producers on a Layer 1 public blockchain network may result in the institution violating the Bank Secrecy Act, it is unclear if and when a banking or trust institution may be willing to hold native distributed ledger tokens such as Ethereum, BTC or other crypto assets that must be used to pay network transaction fees for custody and transfers of the Security Tokens. Because the Layer 1 public blockchain technology intended to be used by the Company to issue the Security Token is implicated by the Custodia FRB Order, it may affect the Company’s ability to issue the Security Tokens if custodians believe providing custodial services with respect to the Security Tokens would be in violation of the concerns raised in the Custodia FRB Order.

As of the date of this Annual Report, the full impact of the Custodia FRB Order on the potential issuance of the Security Tokens is unclear and the Company does not know when it will be able to facilitate the issuance of the Security Tokens, if at all. While use of the layer 1 public blockchain may provide investors with a marketplace with greater acceptance, liquidity and security, the Company believes its investors’ current ability to trade untokenized shares of common stock on the Templum Markets ATS provides acceptable ability to trade the Company’s securities on the secondary market.

Share Valuation

The Advisor will administer the Company’s valuation policy and will be responsible, under the supervision of the Board of Directors, for the structure of the valuation process, including the review and approval of the valuation and appraisal processes and methodologies used to determine our estimated net asset value per share (“Share NAV”), the consistency of the valuation and appraisal methodologies with real estate industry standards and practices, and the reasonableness of the assumptions used in the valuations and appraisals.

As of December 31, 2022, the Share NAV was $12.50 per share, which was determined by the Board of Directors based on recommendation of our Advisor, which based its estimate on the existing cost basis of the Property and shares. We will disclose, in each annual report distributed to stockholders, the Share NAV, the method by which it was developed, and the date of the data used to develop the Share NAV.

The Advisor will determine and submit to the Board of Directors for its consideration and approval, the net asset value of the Company (“Company NAV”) by (i) taking into consideration the cost value of the Property and other assets owned by the Company, (ii) utilizing third-party appraisals or broker opinions of value or (iii) determining the enterprise value of the Company.

The Advisor determined, and the Board of Directors agreed with, the initial Company NAV as of December 31, 2022 of $12.50 per share.

Stockholders

As of June 29, 2023, there were 8,000 shares of our common stock and 110 shares of our 12.0% Series A Cumulative Non-Voting Preferred Stock, $0.01 par value per share (the “Series A Preferred Stock”), outstanding, held by a total of 124 holders. The 8,000 outstanding shares of our common stock are held in book entry form with our Transfer Agent and are not currently held in the form of Security Tokens. In the future, holders of outstanding shares of common stock may elect to hold their shares of common stock in the form of Security Tokens, subject to verification of applicable laws and regulations and compliance with the restrictions on ownership and transfer contained in the Company’s charter.

Distributions

Distributions are authorized at the discretion of the board of directors, based on its analysis of our performance over the previous period and expectations of performance for future periods. Many of the factors that can affect the availability and timing of cash distributions to our stockholders are beyond our control, and a change in any one factor could adversely affect our ability to pay future distributions. There can be no assurance that future cash flow will support paying distributions or maintaining distributions at any particular level or at all. We have not established a minimum distribution level, and our charter does not require that we make distributions to our stockholders.

To maintain our qualification as a REIT after electing REIT status, we must make aggregate annual distributions to our stockholders of at least 90% of our REIT taxable income (which is computed without regard to the dividends paid deduction or net capital gain and which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). If we meet the REIT qualification requirements, we generally will not be subject to federal income tax on the income that we distribute to our stockholders each year. The board of directors may authorize distributions in excess of those required for the Company to maintain REIT status depending on the Company’s financial condition, applicable law and such other factors as the board of directors deems relevant.

Recent Sales of Unregistered Securities

On July 9, 2021, we commenced the Offering of up to $85,000,000 OP Units under a private placement to qualified purchasers who met the definition of “accredited investors,” as provided in Regulation D of the Securities Act. Upon election of the limited partner, subject to certain limitations, each OP Unit is convertible into one share of common stock of the Company, which, at the election of the holder may be held in uncertificated form or represented by digital securities (distributed ledger shares) which are designated as Security Tokens, or, at the election of the Company, cash in an equivalent value. Each Security Token represents one share of our common stock. The Offering concluded on December 31, 2021. As of December 31, 2021, the Company had issued 7,742,309 OP Units resulting in gross offering proceeds of approximately $79.4 million. The net proceeds from the Offering were used, net of any commissions payable to any placement agents, to redeem approximately $73 million of interests of a prior investor and to pay corresponding closing costs.

On January 28, 2022, we issued 110 shares of Series A Preferred Stock to certain investors for aggregate consideration of $110,000 under a private placement to qualified purchasers who met the definition of “accredited investors,” as provided in Regulation D of the Securities Act.

On January 31, 2022, we issued 1,040 shares of common stock to certain investors for aggregate consideration of $13,000 under a private placement to qualified purchasers who met the definition of “accredited investors,” as provided in Regulation D of the Securities Act.

On April 11, 2022, we issued 6,960 shares of common stock to certain investors for aggregate consideration of $87,000 under a private placement to qualified purchasers who met the definition of “accredited investors,” as provided in Regulation D of the Securities Act.

Other than as set forth above, we have not sold any securities which were not registered under the Securities Act during the previous three years.

ITEM 6. Reserved.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULT OF OPERATIONS

You should read the following discussion along with our financial statements and the related notes included elsewhere in this Annual Report. The following discussion contains forward-looking statements that are subject to risks, uncertainties and assumptions, including those discussed under “Risk Factors.” Our actual results, performance and achievements may differ materially from those expressed in, or implied by, these forward-looking statements.

Overview

We were incorporated on June 2, 2021, for the initial purpose of owning, developing and managing the Property, which was acquired by the Operating Partnership on November 19, 2021. The Property includes a hotel, apartments, retail (restaurants and shopping) units and a parking garage. We have elected to be taxed as a REIT under Sections 856 through 860 of the Code, beginning with the taxable year ending December 31, 2022. We believe that, commencing with such taxable year, we have been organized and operated in such a manner so that we will qualify for taxation as a REIT under the Code, and we intend to continue to operate in such a manner, but can provide no assurance that we will operate in a manner so as to remain qualified as a REIT. We have not requested an opinion of counsel regarding our status under the Code as a REIT. Effective on May 13, 2022, we changed our name from “NRI Real Token Inc.” to “NRI Real Estate Investment and Technology, Inc.”

We conduct substantially all of our business through the Operating Partnership. We are the general partner of the Operating Partnership. We and the Operating Partnership are advised by the Advisor pursuant to the Advisory Agreement under which the Advisor performs advisory services regarding acquisition, asset management, accounting, financing and disposition of the Property, and is responsible for managing, operating and maintaining the Property and day-to-day management of the Company.

Prior to the formation of the Company, the Property was owned and operated by the Property Owner which was acquired by the Operating Partnership. Our financial statements are those of 1350 S Dixie Holdings LLC.

Pursuant to the Offering, which concluded on December 31, 2021, the Operating Partnership issued 7,742,309 OP Units resulting in gross offering proceeds of approximately $79.4 million. The net proceeds from the Offering, approximately $73 million, were used to redeem approximately $73 million of interests of a prior investor and to pay corresponding closing costs.

As of the date of this Annual Report, we own only the Property. See Item 2, “Properties” for a more detailed description of our current portfolio.

Market Outlook

According to a February 8, 2023, report from STR, Inc., the Miami market continued to recover strongly in 2022. The Miami market’s gross operating profit per available room (“GOPAR”) surpassed 2019 levels, with the metric ending the year at 155% of the comparable 2019 level

Liquidity and Capital Resources

Overview

As of December 31, 2022 and December 31, 2021, we owned only the Property. We developed the Property with the capital investment provided by the Sponsor and a prior investor whose interest was repurchased with substantially all of the proceeds of the Offering. Operating cash needs during the year ended December 31, 2022 and December 31, 2021 were met through cash flow generated by the Property, equity capital contributions and proceeds from the Senior Loan and Mezzanine Loan. See “Liquidity and Capital Resources—Debt.”

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

The Property generates cash flow in the form of hotel room rentals, apartment rental revenue, retail rent revenue and guest expenditures, which are reduced by operating expenditures, debt service payments and corporate general and administrative expenses. Our Property is owned by a direct subsidiary of the Operating Partnership, which leases the hotel portion of the Property to the TRS Lessee. The TRS Lessee is required to make rent payments to the owner of the Property pursuant to the lease agreement relating to the Property. Such TRS Lessee’s ability to make rent payments to the owner and our liquidity, including our ability to make distributions to our stockholders, are dependent upon the TRS Lessee’s ability to generate cash flow from the hotel operations of the Property. The TRS Lessee is dependent upon Hersha and Alpareno, with whom it has entered into a hotel management agreement to operate the hotel operations and a food and beverage management agreement to operate the food and beverage operations, respectively.

Debt

Starwood Property Trust Debt Agreements

Senior Loan

On November 19, 2021, 1350 S Dixie, LLC amended and restated its existing $116,250,000 loan (the “Senior Loan”) to refinance the Property. The Senior Loan is secured by a first mortgage on the Property and was made by Starwood Property Mortgage SUB-12-A, L.L.C., as Initial Lender and Administrative Agent on behalf of itself as Initial Lender and any other parties that may become lenders under the Senior Loan. The Senior Loan has an initial maturity date of May 9, 2024, with two options to extend for one year each. The conditions for each extension include (i) payment of an extension fee equal to 0.25% of the principal balance of the Loan being extended, (ii) with respect to the first extension option, the property must have achieved a debt yield of not less than 6.50%, and with respect to the second option, the property shall have achieved a Debt Yield of not less than seven and one-quarter percent (7.25%). As of December 31, 2022 the interest rate was 5.50%.

Prior to the September 2022 Amendments (as described below), the Senior Loan bore interest at 2.25% over Libor (with a Libor floor of 0.25%) per annum, but was reducible to 2.00% over Libor per annum if the Administrative Agent determined that the Property had achieved a Debt Yield of not less than 6.75% for one calendar quarter.

Mezzanine Loan

On November 19, 2021, 1350 S Dixie Mezz Borrower, LLC (“Mezzanine Borrower”), amended and restated its existing $33,750,000 mezzanine loan agreement with Starwood Property Mortgage SUB-12-A, L.L.C as initial lender and administrative agent on behalf of itself and future lenders as part of the refinancing of the Property. The Mezzanine Loan is secured by a pledge by Mezzanine Borrower of its 100% ownership interest in 1350 S Dixie LLC. The Mezzanine Loan has an initial maturity date of May 9, 2024, with two options to extend for one year each. The conditions for each extension include (i) payment of an extension fee equal to 0.25% of the principal balance of the Loan being extended, (ii) with respect to the first extension option, the property must have achieved a debt yield of not less than 6.50%, and with respect to the second option, the property must have achieved a Debt Yield of not less than 5.50%. As of December 31, 2022, the interest rate was 14.50%.

Prior to the September 2022 Amendments, the Mezzanine Loan bore interest at 11.138890% over Libor (with a Libor floor of .25%) per annum, but was reducible to 10.88890% over Libor per annum if the Administrative Agent determined that the Property had achieved a Debt Yield of not less than 6.75% for one calendar quarter. Generally, if means do not exist for determining Libor, or a different index is being used in the market, an alternative index and spread will be used, which is intended to result in an interest rate charged to borrower equivalent to the interest rate being charged at the time Libor is discontinued as the index.

Senior Loan and Mezzanine Loan Amendments

February 2022 Amendments

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

The Mezzanine Loan interest rate was amended to bear interest at 11.23889% over the Term SOFR (as defined in each loan) per annum, but reduces to 10.98889% over the Term SOFR per annum if the Administrative Agent determines that the Property has achieved a Debt Yield of not less than 6.75% for one calendar quarter. The Term SOFR maintains a floor of 0.15%.

Under both amendments, the Company was required to purchase an Interest Rate Cap Agreement for a term of one year (with extensions or a new agreement to be in effect until the initial maturity date) at a strike price equal 3.15%. Any proceeds from the Interest Rate Cap Agreements entered into were assigned to the Lenders under the Senior Loan and Mezzanine loan as collateral. Total proceeds for the year ended December 31, 2022 were $96,697 and are included in interest expense on the statement of operations. Total proceeds for the year ended December 31, 2021 were $0. Both Interest Rate Cap Agreements have a maturity of October 9, 2023, and notional values of $116,250,000 and $33,750,000, respectively, for the Senior Loan and Mezzanine Loan. The purpose of the Interest Rate Cap Agreements is to protect the Company from increases in the benchmark interest rate until October 9, 2023. The cost of the two Interest Rate Cap Agreements was $1,420,000 for the Senior Loan and $410,000 for the Mezzanine Loan.

Results of Operations

The following sections contain comparisons of our results of operations for the fiscal year ended December 31, 2022 compared to the fiscal year ended December 30, 2021.

Fiscal year ended December 31, 2022 compared to December 31, 2021

Revenue

Total revenue was $37.1 million and $24.9 million for the fiscal years ended December 31, 2022 and 2021, respectively.

Total revenue for the fiscal year ended December 31, 2022 included $23.2 million in hotel and restaurant revenue (which includes $11.8 million in room revenue and $11.3 million food and beverage revenue), $9.1 million residential rental and other property income, $1.3 million parking revenue and $3.5 million other revenue. Total revenue for the fiscal year ended December 31, 2021 included $16.4 million in hotel and restaurant revenue (which includes $7.9 million in room revenue and $8.5 million food and beverage revenue), $6.9 million residential rental and other property income, $1.2 million parking revenue and $0.4 million other revenue.

Hotel and restaurant revenue increased due to ramp up of operations. Residential rental income increased because of renewing leases and signing new leases at increased market rents.

Operating Expenses

Hotel and Restaurant Operating Expenses

Hotel and restaurant operating expenses were $22.2 million and $15.4 million for the fiscal years ended December 31, 2022 and 2021, respectively. These hotel and restaurant operating expenses consisted primarily of salaries and wages. Hotel and restaurant operating expenses increased due to increased occupancy adding labor and occupied room costs and increased covers at the restaurant adding additional cost of goods sold as well as higher labor cost. Ongoing labor shortages have negatively impacted the business and may continue to do so for the foreseeable future, which has led to increased overtime for existing staff and reliance on contract labor at a higher labor rate.

Residential Property Operating Expenses

Residential property operating expenses were $3.8 million and $3.6 million for the fiscal years ended December 31, 2022 and 2021, respectively. These residential property operating expenses consisted primarily of salaries and wages and marketing. We expect residential property operating expenses to increase slightly as a result of unit maintenance related to unit turnover.

Parking Operating Expenses

Parking operating expenses were $1.0 million and $0.8 million for the fiscal years ended December 31, 2022 and 2021, respectively. These parking operating expenses consisted primarily of salaries and wages. We expect parking operating expenses to increase in the future due to additional valet personnel related to increased occupancy and higher food and beverage demand.

Other Operating Expenses

Other operating expenses were $4.6 million and approximately $1.4 million for the fiscal years ended December 31, 2022 and 2021, respectively. These other operating expenses consisted primarily of shared facilities expenses of $1.4 million, $0.9 million in legal fees, $0.3 million in advisor fees, $0.2 million in pre-opening fees and $0.2 million in professional fees. We expect other operating expense to increase in the future as a result of higher occupancy within the retail component of the Property.

Depreciation Expense

Depreciation expense was $6.2 million and $6.1 million for the fiscal years ended December 31, 2022 and 2021, respectively. These depreciation expenses were related to depreciation of the real estate asset. We expect these amounts to remain fairly consistent as construction is mostly complete.

Interest Expense

Interest expense was $10.2 million and $8.6 million for the fiscal years ended December 31, 2022 and 2021, respectively. Interest expense in this period related primarily to the Senior Loan and the Mezzanine Loan. We expect that in future periods our interest expense will vary based on the amount of our borrowings, and applicable interest rates.

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

The table below sets forth our ADR with respect to the hotel at the Property for the years ended December 31, 2022 and 2021.

Year Ended	Average Daily Rate (ADR)
December 31, 2022	$211.73
December 31, 2021	$177.68

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

The table below sets forth our average annual Hotel Occupancy with respect to the hotel at the Property for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Hotel Occupancy	62.2%	49.50%

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

The table below sets forth our RevPar with respect to the hotel at the Property for the years ended December 31, 2022 and 2021.

	Year Ended December 31,
	2022	2021
Revenue per Available Room (RevPar)	$131.65	$87.94

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

The table below sets forth our Leased Occupancy with respect to the apartments and retail components at the Property as of December 31, 2022 and 2021.

Apartment Component – Leased Occupancy

As of Date	Leased Occupancy
December 31, 2022	97.5%
December 31, 2021	99.5%

Retail Component – Leased Occupancy

As of Date	Leased Occupancy
December 31, 2022	86.0%
December 31, 2021	24.4%

Lease Terms

Our hotel, commercial and retail properties are subject to lease agreements with us. Below is a schedule summarizing the Property’s current leases and their expected expirations as of December 31, 2022.

Tenant	Lease Expiration	Type
NRI Real Token Tenant, LLC	11/19/2024	Hotel
My Salon	12/2/2030	Retail
Legends Hospitality	12/31/2032	Retail
Rebecca Lenard, DMD, P.A.	2/28/2033	Retail
Crema Gourmet	8/31/2033(2)	Retail
Zuri Aesthetics	8/31/2033(2)	Retail

(2) The Lease Term begins on the Rent Commencement Date and continues for 10 Lease Years. The Rent Commencement Date is the earlier of August 13, 2023 or the date that Tenant opens for business in the Premises. Once the Rent Commencement Date is ascertainable the Landlord and Tenant will enter into a supplemental agreement to fix the date of expiration of the Lease Term.

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

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Related-Party Transactions and Agreements

We have entered into agreements with the Advisor and its affiliates whereby we have paid, and may continue to pay, certain fees to, or reimburse certain expenses of, the Advisor or its affiliates for acquisition and advisory fees and expenses, organization and offering costs, and asset and property management fees and expenses. See Item 13, “Certain Relationships and Related Transactions, and Director Independence” for a discussion of the various related-party transactions, agreements and fees.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

NRI Real Estate Investment and Technology, Inc. & Subsidiaries

Consolidated and Combined Financial Statements

for the years ended December 31, 2022 and 2021 and  as of December 31, 2022

517 Route One, Suite 4103 Iselin, NJ 08830 (732) 781-2712 Berkower.io

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

NRI Real Estate and Technology, Inc. and Subsidiaries

Opinion on the Consolidated and Combined Financial Statements

We have audited the accompanying consolidated and combined balance sheets of NRI Real Estate and Technology, Inc. and Subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated and combined statements of operations and other comprehensive income, equity, and cash flows for each of the two years then ended, and the related notes (collectively referred to as the consolidated and combined financial statements). In our opinion, the consolidated and combined financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations, and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated and combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated and combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated and combined financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated and combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated and combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Berkower LLC

We have served as the Company’s auditor since 2021.

Iselin, New Jersey

July 5, 2023

PCAOB #217

Miami ● Los Angeles ● Cayman Islands

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED & COMBINED BALANCE SHEETS

	December 31, 2022	December 31, 2021
Assets
Cash & Cash Equivalents	$3,108,974	$3,275,484
Restricted cash	2,441,674	1,333,436
Accounts receivable	428,732	651,181
Prepaid expenses and other assets	502,811	419,365
Other Assets	2,102,589	1,825,000
Real estate asset, net	190,646,609	194,485,108
Total assets	$199,231,389	$201,989,574
Liabilities and members’ equity
Accounts payable	$2,549,092	$2,391,881
Accrued expense and other liabilities	3,074,240	2,790,047
Notes Payable, net of debt issuance costs	141,994,714	136,090,486
Due to affiliates	1,533,317	4,073
Total liabilities	149,151,363	141,276,487
Series A Preferred Stock	1	-
Common Stock	80	-
Additional paid in capital	188,167	-
Stockholders Equity	21,150,431	28,351,365
Non-Controlling members’ equity	28,568,758	32,361,722
Accumulated other comprehensive income	172,589	-
Total equity	50,080,026	60,713,087
Total liabilities and members’ equity	$199,231,389	$201,989,574

Please see accompanying Notes to the Consolidated and Combined Financial Statements

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME

	Year ended December 31,
	2022	2021
Revenue
Hotel and restaurants revenue:
Rooms	$11,772,773	$7,864,114
Food and beverage	11,286,492	8,474,361
Other hotel revenue	158,940	18,982
Total hotel and restaurants revenue	$23,218,205	$16,357,457
Residential rental and other property income	9,060,432	6,976,005
Parking	1,313,675	1,181,058
Other revenue	3,491,991	398,630
Total revenue	$37,084,303	$24,913,150
Operating expenses:
Hotel and restaurants operating expenses	$22,176,052	$15,353,945
Residential property operating expenses	3,819,192	3,630,109
Parking operating expenses	1,032,779	815,852
Other operating expenses	4,619,787	1,435,358
Depreciation expense	6,206,529	6,050,759
Total operating expenses	$37,854,339	$27,286,023
Income (loss) from operations	$(770,036)	$(2,372,873)
Other income (expense):
Interest income	1,812	65
Interest expense	(10,217,965)	(8,642,249)
Total other income (expense)	$(10,216,153)	$(8,642,184)
Net loss	$(10,986,189)	$(11,015,057)
Series A preferred dividends	(12,210)	-
Net loss	$(10,998,399)	$(11,015,057)
Other comprehensive income
Unrealized gain on investment securities	172,589	-
Comprehensive loss	$(10,825,810)	$(11,015,057)
Net loss attributable to non-controlling members	$(3,847,363)	$(7,991,109)
Net loss attributable to stockholders	$(7,138,826)	$(3,023,948)

Please see accompanying Notes to the Consolidated and Combined Financial Statements

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED & COMBINED STATEMENTS OF EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Stockholders’ Equity						Partners’ Equity
	Series A preferred stock			Common Stock			Op Units
	Series A preferred stock	Additional paid in capital	Total Series A preferred stock	Common Stock	Additional paid in capital	Total Common Stock	NRI Real Token Thesis LLC	1350 S Dixie Holdings, LLC	NPI South Dixie, LLC	NRI Real Token, LP	Additional Paid in Capital	NRI Real Token Inc	NRI Real Token Advisors LLC	Total Partners’ Equity	Accumulated other comprehensive income	Total Equity	Less: Non- Controlling Interest	Stockholders Equity
Balance at January 1, 2022	$-	$-	$-	$-	$-	$-	$38,255,632	$-	$-	$15,693,788	$6,763,667	$-	$-	$60,713,087	$-	$60,713,087	$32,361,722	$28,351,365
Issuance of Stock	1	109,999	110,000	80	99,920	100,000								-		210,000	-	210,000
Series A preferred dividends		(12,210)	(12,210)			-								-		(12,210)		(12,210)
Other comprehensive income						-								-	172,589	172,589	60,440	112,149
Syndication cost						-				(17,251)				(17,251)		(17,251)	(6,041)	(11,210)
Net loss					(9,542)	(9,542)				(10,976,647)				(10,976,647)		(10,986,189)	(3,847,363)	(7,138,826)
Balance at December 31, 2022	$1	$97,789	$97,790	$80	$90,378	$90,458	$38,255,632	$-	$-	$4,699,890	$6,763,667	$-	$-	$49,719,189	$172,589	$50,080,026	$28,568,758	$21,511,268

	Stockholders’ Equity						Partners’ Equity
	Series A preferred stock			Common Stock			Op Units
	Series A preferred stock	Additional paid in capital	Total Series A preferred stock	Common Stock	Additional paid in capital	Total Common Stock	NRI Real Token Thesis LLC	1350 S Dixie Holdings, LLC	NPI South Dixie, LLC	NRI Real Token, LP	Additional Paid in Capital	NRI Real Token Inc	NRI Real Token Advisors LLC	Total Partners’ Equity	Accumulated other comprehensive income	Total Equity	Less: Non- Controlling Interest	Stockholders Equity
Balance at January 1, 2021	$-	$-	$-	$-	$-	$-	$-	$54,872,345	$13,112,492					$67,984,837	$-	$67,984,837	$54,872,345	$13,112,492
Contributions								1,582,116	395,529	-				1,977,645		1,977,645	1,582,116	395,529
Distributions								(1,937,229)	(484,307)	-				(2,421,536)		(2,421,536)	(1,937,229)	(484,307)
Net Loss								(7,350,945)	(1,837,736)	(1,826,376)				(11,015,057)		(11,015,057)	(7,991,109)	(3,023,948)
Due from Related Party								-	48,601	-				48,601		48,601		48,601
Transfer of Interest							11,234,579	(47,166,287)	(11,234,579)	47,166,287				-		-		-
Purchase of Non-Controlling Interest										(47,166,287)	(25,492,046)			(72,658,333)		(72,658,333)	(47,166,287)	(25,492,046)
Sale of Interest in NRI Real Token LP							27,021,053			20,145,234	32,255,713			79,422,000		79,422,000	33,922,000	45,500,000
Syndication cost										(2,625,070)				(2,625,070)		(2,625,070)	(920,114)	(1,704,956)
Balance at December 31, 2021	$-	$-	$-	$-	$-	$-	$38,255,632	$-	$-	$15,693,788	$6,763,667	$-	$-	$60,713,087	$-	$60,713,087	$32,361,722	$28,351,365

Please see accompanying Notes to the Consolidated and Combined Financial Statements

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(10,986,189)	$(11,015,057)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	6,206,529	6,050,759
Amortization of debt issuance costs	1,626,227	776,055
Changes in operating assets and liabilities:
Accounts receivable	222,450	(546,370)
Prepaid expenses and other assets	(83,445)	(72,904)
Accounts payable	209,616	1,124,616
Due to affiliates	1,533,316	-
Accrued expenses and other liabilities	160,922	1,163,904
Net cash provided by operating activities	(1,110,574)	(2,518,997)
Cash flows from investing activities
Additions to real estate asset	(2,301,238)	(8,519,965)
Net cash used in investing activities	(2,301,238)	(8,519,965)
Cash flows from financing activities
Mortgage note proceeds	4,278,001	14,049,075
Debt issuance costs paid	-	(4,774,936)
Interest rate cap, net	(1,830,000)	-
Series A preferred stock issuance	110,000	-
Common Stock issuance	100,000	-
Contributions from members, net	-	79,524,892
Purchase of Members Equity	-	(72,610,371)
Series A preferred dividends	(12,210)	-
Subscription Receivable	1,725,000	(1,825,000)
Syndication cost	(17,251)	(2,625,069)
Net cash provided by financing activities	4,353,540	11,738,591
Net increase in cash, restricted cash and cash equivalents	941,728	699,629
Cash, restricted cash and cash equivalents at beginning of period	4,608,920	3,909,291
Cash, restricted cash and cash equivalents at end of period	$5,550,648	$4,608,920
Supplemental cash flow disclosure
Cash paid for interest	$6,711,698	$3,999,738
Non-cash investing and financing activities:
Accounts payable, accrued expenses and due to affiliates included in real estate asset	$(66,791)	6,482,143
Other comprehensive income included in Interest rate cap, net	$172,589	$-

Please see accompanying Notes to the Consolidated and Combined Financial Statements

NRI REAL ESTATE INVESTMENT AND

TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO THE CONSOLIDATED AND

COMBINED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Unless otherwise indicated or unless the context requires otherwise, all references in these financial statements to (“the Company”) refer to NRI Real Estate Investment Technology Inc. together with its commonly controlled and consolidated subsidiaries, including NRI Real Token Thesis LLC, a Delaware limited liability company formed on June 7th, 2021 and NRI Real Token, L.P.

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

Prior to November 19, 2021, the Property was owned and operated by 1350 S Dixie Holdings LLC (the “Property Owner”) which was transferred to the Operating Partnership on November 19, 2021 (the “Closing Date”).

On July 9, 2021, the Company commenced an offering (the “Offering”) of up to $85,000,000 limited partnership units (the “OP Units”) in a private placement to qualified purchasers who met the definition of “accredited investors,” as provided in Regulation D of the Securities Act of 1933, as amended (the “Securities Act”). Upon election of the limited partner, subject to certain limitations, each OP Unit is convertible into one share of common stock of the Company, which, subject to the Company successfully establishing the required infrastructure, may represented as digital securities (distributed ledger shares) which are designated as NRI Real Estate Investment and Technology Security Tokens (the “Security Tokens”), or, at the election of the Company, cash in an equivalent value. Each Security Token, if issued, will represent one share of common stock of the Company. Pursuant to the Offering, which concluded on December 31, 2021, the Operating Partnership issued 7,742,309 OP Units resulting in gross offering proceeds of approximately $79.4 million. The net proceeds from the Offering, approximately $73 million, were used to redeem approximately $73 million of interests of 54 Madison Capital, LP (the “Investor Member”) and to pay corresponding closing costs.

Basis of preparation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of consolidation

The combined consolidated financial statements of the Company include the accounts of the Company, entities under common management, the Operating Partnership and all wholly-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of December 31, 2022 and 2021, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.

The accompanying consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”). Any reference to the number of properties, buildings and square footage are unaudited and outside the scope of our independent auditor’s audit of our financial statements in accordance with the standards of the Public Company Accounting Oversight Board.

Use of estimates

The preparation of consolidated financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash, restricted cash, and cash equivalents

Restricted cash consists of cash held in accounts specifically for future payments of interest and real estate taxes, reserves for replacement of furniture, fixtures and equipment and tenant security deposits for the residential apartment leases.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows at December 31, 2022 and 2021:

	12/31/2022	12/31/2021
Cash and cash equivalents	$3,108,974	$3,275,484
Restricted cash	2,441,674	1,333,436
Cash, restricted cash, and cash equivalents	$5,550,648	$4,608,920

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

As of December 31, 2022, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to accrue any interest and penalties associated with its tax obligations when paid. There were no income tax related interest or penalties for the periods ended December 31, 2022 and 2021.

The Company is organized as a C Corp and the Operating Partnership is organized as a limited partnership. Jointly the Company and Operating Partnership form a REIT structure. The Company elected REIT status for the 2022 tax year.

Revenue recognition

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

Other revenue primarily includes rental income from certain retail leases which is recognized on a straight line basis over the term of the respective lease agreement.

Debt issuance costs

Cost incurred to acquire debt are recorded as a reduction against the notes payable. Amortization of debt issuance costs is calculated using the straight-line method over the term of the notes payable. Amortization expense during development of the Property was included in the real estate asset on the consolidated balance sheet.

Description of Securities

The Company is authorized to issue 490,000,000 shares of common stock, $0.01 par value per share (“common stock”), and 10,000,000 shares of preferred stock, $0.01 par value per share (“preferred stock”). The charter authorizes the board of directors, with the approval of a majority of the entire board and without any action on the part of stockholders, to amend the charter to increase or decrease the aggregate number of shares of stock that the Company is authorized to issue or the number of authorized shares of any class or series of stock of the Company. As of March 31, 2023, 8,000 shares of common stock, 110 shares of Series A Preferred Stock of the Company are issued and outstanding. Under Maryland law, stockholders generally are not liable for a corporation’s debts or obligations.

Shares Outstanding consist of the following at December 31, 2022 and December 31, 2021:

	12/31/2022			12/31/2021
	Shares	Shares	Book Value	Shares	Shares	Book Value
	Authorized	Issued	per Share	Authorized	Issued	per Share
Series A Preferred Stock	10,000,000	110	$1,000	-	-	$-
(par value $0.01)
Common Stock	490,000,000	8000	$12.50	-	-	$-
(par value $0.01)
Weighted Average Shares	500,000,000	8110	$25.89	-	-	$-

The Company has not presented earnings (loss) per share on the accompanying statements of operations as such information is not meaningful.

Series A Preferred Stock has the following rights and privileges:

●	The shares of Series A Preferred Stock are senior to all classes and series of the Company’s stock, including shares of common stock of the Company.

●	Dividends on outstanding shares of Series A Preferred Stock accrue on a daily basis at the rate of 12.0% per annum, and will be cumulative from and including the date of issuance. Dividends on the shares of Series A Preferred Stock are be payable semiannually, in arrears, on June 30 and December 31 of each year, when, as and if authorized by the board of directors of the Company and declared by the Company.

●	The holders of shares of Series A Preferred Stock will not be entitled to vote in the election of directors or on any other matters submitted to the Company’s stockholders.

●	The Company’s outstanding shares of Series A Preferred Stock are subject to redemption, in whole or in part, at any time, upon notice by the Company to the record holder of the shares of Series A Preferred Stock to be redeemed.

●	In the event of any voluntary or involuntary liquidations, dissolution or winding up of the Company’s affairs, the holders of outstanding shares of Series A Preferred Stock will be entitled to be paid, out of the Company’s assets legally available for distribution, a liquidation preference per share of Series A Preferred Stock equal to $1,000 plus the amount of accrued and unpaid dividends.

●	Series A Preferred Stock is not convertible.

On January 31, 2022, we issued 1,040 shares of common stock to certain investors for aggregate consideration of $13,000 under a private placement to purchasers who met the definition of “accredited investors,” as provided in Regulation D of the Securities Act.

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

The Company is evaluating the potential impacts of ASU No. 2020-4, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on the financial statements.

Revised Prior Period Information

The accompanying consolidated and combined financial statements include adjustments to the previously reported financial results to reflect changes made during the current year relating to prior periods. The restatements primarily arise from the following:

●	Financial Reporting Entity Correction: During the current year, management identified that the financial statements of the Company should be combined with a related party entity of NRI Real Token Thesis LLC and the related party manager NRI Real Token Advisors. These errors resulted in the overstatement of total equity and the understatement of non-controlling interest on the financial statements. As a result, the previously reported financial statements have been corrected for the period ending and as of December 31, 2021.

Previously Reported Total Equity as of December 31, 2021: $58,888,087

Previously Reported Non-Controlling Interest as of December 31, 2021: $0

●	Correction of Accounting Error: During the current year, management identified that the transaction on November 19, 2021 was accounted for incorrectly and as a result, the presentation of Statement of Equity for the Company was incorrect. This error resulted in incorrect capital balances for controlling and non-controlling entities within the financial statements. As a result, the previously reported financial statements have been corrected for the period ending and as of December 31, 2021.

Previously reported equity was as follows:

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY INC. & SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERS EQUITY/PARTNERS INTEREST

	54M 1350 S	NNPI South	NRI Real
	Dixie Hwy LLC	Dixie, LLC	Token, LP	Total
Members’ equity at December 31, 2019	$56,601,438	$13,544,766	$-	$70,146,204
Contributions	7,167,993	1,791,998		8,959,991
Net loss	(8,897,086)	(2,224,272)		(11,121,358)
Members’ equity at December 31, 2020	$54,872,345	$13,112,492	$-	$67,984,837
Contributions	1,582,116	395,529	79,422,000	81,399,645
Draws	(1,937,229)	(484,307)		(2,421,536)
Subscriptions receivable			(1,825,000)	(1,825,000)
Syndication cost			(2,625,070)	(2,625,070)
Partnership/Membership Reorganization	25,492,047	(11,234,579)	(14,257,468)	-
Purchase of Members’ Equity	(72,658,333)	48,601		(72,609,732)
Net loss	(7,350,945)	(1,837,736)	(1,826,375)	(11,015,057)
Partners’ Interest at December 31, 2021	$-	$-	$58,888,087	$58,888,087

●	Reclassification of Prior Period Balances During the current year, management identified that a subscription receivable of $1,825,000 was accounted for incorrectly and as a result the total assets and the total equity of the company were understated on the financial statements. As a result, the previously reported financial statement have been corrected for the period ending and as of December 31, 2021.

Previously Reported Total Assets as of December 31, 2021: $200,164,575

Previously Reported Total Equity as of December 31, 2021: $58,888,087

2. LIQUIDITY

The Company incurred a net loss of $11.0 million for the year ended December 31, 2022. On May 10, 2021, the Company entered into two new loan agreements with Starwood Property Mortgage, the details of which are discussed in Note 4. From inception through December 31, 2022, the Company had borrowed approximately $144.6 million to fund construction of the Property, with approximately $5.9 million remaining availability on its existing credit facilities as of December 31, 2022. If the Company is experiencing a cash shortfall, it may seek financing alternatives to meet its current obligations and pay operating costs. See Note 4 for details of notes payable.

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

	12/31/2022	12/31/2021
Land	$38,000,000	$38,000,000
Building and improvements	151,964,491	150,144,295
Furniture, fixtures and equipment	16,109,499	15,561,666
Real estate assets	206,073,990	203,705,961
Less: accumulated depreciation	(15,427,381)	(9,220,853)
Real estate asset, net	$190,646,609	$194,485,108

4. NOTES PAYABLE

Notes Payable consist of the following at December 31, 2022 and December 31, 2021:

	12/31/2022	12/31/2021
Senior Loan	$112,103,770	$108,788,319
Mezzanine Loan	32,546,256	31,583,706
Less: unamortized debt issuance costs	(2,655,312)	(4,281,539)
Notes payable, net of debt issuance costs	$141,994,714	$136,090,486

Contractual Debt Maturities

The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums discounts and debt issuance costs, as of December 31, 2022, and does not consider extension options available to the Company.

2023	-
2024	$144,650,026
2025	-
2026	-
2027	-
Thereafter	-
Total	$144,650,026

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

Additionally on May 10, 2021, 1350 S Dixie Mezz Borrower (“Mezz Borrower”), a subsidiary of the Property Owner at the time, closed on a promissory note (the “Mezz Loan A-1”) with Starwood Property Mortgage SUB-12-A, LLC to borrow a principal sum of $31.2 million and a promissory note (the “Mezz Loan A-2”) with Starwood Property Mortgage SUB- 12-A, LLC to borrow a principal sum of $2.5 million. Mezz Loan A-1 and Mezz Loan A-2 combined are recorded on the financials as one loan (the “Mezz Loan”) for a total principal sum of $33.8 million of which $31.2 million was advanced at closing. Mezzanine Loan has an initial maturity date of May 9, 2024.

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

On September 20, 2022, the Company and the Lender amended the Senior Loan and Mezz Loan to, among other things, change the benchmark for the interest rate calculation from one month USD London Inter-Bank Offered Rate (“LIBOR”) to the one month term Secured Overnight Financing Rate (“SOFR”) (i) in anticipation of the planned phasing out of the LIBOR benchmark rate in 2023, and (ii) to modify the interest rate cap requirements in an effort to minimize the impact of the cap purchases on the Company’s cash balances. The Senior Loan spread was changed from 2.25% to 2.35%. The Mezzanine Loan spread was changed from 11.14% to 11.24%, reflecting the historic difference between SOFR and LIBOR. As part of the loan amendments, the Company was able to negotiate a higher strike price of its interest rate cap rates at 3.15%, and a reduced term of one year, both of which had the effect of reducing the upfront cash outlay required to purchase the interest rate caps.

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

As of December 31, 2022 the Senior Loan had a principal balance of $112.1 million compared to a principal balance on December 31, 2021 of $108.8 million. The Mezz Loan had a principal balance of $32.5 million as of December 31, 2022 compared to a principal balance on December 31, 2021 of $31.6 million.

Aggregate interest expense related to the loans was approximately $8.6 million and $7.9 million for the years ended December 31, 2022 and 2021, respectively.

Other

In connection with obtaining the prior Senior and Mezz Loans, the Prior Operating Company and Mezz Borrower incurred $3.25 million of debt issuance cost, which have been deferred and have been amortized fully upon refinancing of the loans in May 2021. In connection with the refinancing of the loans, the Prior Operating Company and Mezz Borrower, incurred an additional $2.24 million of debt issuance cost during the year ended December 31, 2021. The Company incurred an additional $2.58 million of financing costs in connection with the acquisition of the Property, which have been capitalized and are included in deferred loan costs. Amortization expense of debt issuance costs incurred totaled $1.6 million and $.78 million for the year ended December 31, 2022 and 2021, respectively.

5. RELATED PARTY TRANSACTIONS

The development activities of the Company are conducted by a related party, NP International USA, LLC in exchange for a development management fee. This development fee is payable in installments between the initial funding received by the Property Owner through 30 days after the scheduled project completion date. The development management fee is 5% of base hard cost as outlined in the Limited Liability Company agreement of the Property Owner, of which 44.5% is paid to a member in exchange for consulting services. There were no charges for the development management fee for the year ended December 31, 2022 and December 31, 2021. There were no amounts payable for the development management fee at December 31, 2022 and December 31, 2021.

The construction management activities of the Company are conducted by a related party, NRI Construction LLC, in exchange for construction management fee. NRI Construction LLC is an affiliate entity of executives of the Company. This fee is payable in installments between the effective date of the commencement of the construction project through the scheduled project completion date. Charges for the construction management fee totaled approximately $150,000 and $69,279 for the year ended December 31, 2022 and 2021, respectively. Amounts payable for the construction management fee at December 31, 2022 and December 31, 2021 were $0 and $30,000, respectively. The construction fees were included in construction in progress during the period the Property was under construction. These intercompany payables amounts were eliminated in consolidation.

The day to day operations and activities of the Company are conducted by a related party, NRI Real Token Advisors, LLC (the “Advisor”), in exchange for an advisory fee. NRI Real Token Advisors, LLC is an affiliate entity of executives of the Company. This fee is payable on a monthly basis in arrears based on the total gross revenue of the Property. Charges for the advisory fee totaled $324,330 for the year ended December 31, 2022. There were no advisory fee charges for the twelve month period ended December 31, 2021. There were $13,957 charges payable for the advisory fee at December 31, 2022 and no charges payable at December 31, 2021. Additionally, the Advisor is reimbursed for operational expenses by the Company. This includes, but is not limited to, salary and wage reimbursement, travel and supplies. Reimbursements for the Advisor totaled $320,646 for the year ended December 31, 2022 and $0 for the twelve month period ended December 31, 2021. There were $0 charges payable to the Advisor for reimbursements at December 31, 2022 and $0 at December 31, 2021.

The food and beverage (F&B) management activities of the hotel and restaurants at the Property are conducted by a related party, Alpareno Restaurant Group, LLC (see note 7), in exchange for a F&B management fee and incentive fee. Alpareno Restaurant Group is an affiliate entity of executives of the Company. The management fee is payable monthly in arrears with the incentive fee payable annually. Charges for the F&B management fee totaled $438,914 and $298,252 for the year ended December 31, 2022 and 2021, respectively. There were $0 charges payable for the F&B management fee at December 31, 2022 and December 31, 2021. These fees are included in due to affiliates on the consolidated balance sheets. As of March 15, 2023 Alpareno Restaurant Group is no longer an affiliated entity.

The facilities management for the Property are administered through the Shared Facilities Management Agreement (the “Shared Facilities Agreement”) with NPI Management, Inc. (“NPI Management”), an affiliate of the Operating Partnership. NPI Management, Inc. is an affiliate entity of executives of the Company. NPI Management performs certain management, maintenance and other administrative duties required to be performed under the Declaration of Covenants, Restrictions and Easements for the property. NPI Management does not receive a management fee for its services, but is reimbursed for costs including “burden on labor” and overhead. The Shared Facilities Management Agreement had an initial term ending on February 1, 2021 and automatically renews for one year periods unless otherwise terminated by the parties. The Shared Facilities Management Agreement was automatically extended at the end of the initial term. Each of the Property Owner and NPI Management may terminate the Shared Facilities Management Agreement without cause with 30-days’ notice. During the year-end process for 2022, management identified that the complete shared facilities expenses were not recorded in the 2020, 2021 or 2022 financial statements. As such, management recorded an accrual to record the liability to NPI Management for $1.39 million related to such expenses composed of $100,219, $677,744, $609,770 for the years 2020, 2021 and 2022, respectively. These amounts are recorded as an expense in the current year and are classified in the due to affiliates balance on the Company’s balance sheet.

The Company also incurs costs during the normal course of development from various transactions with affiliates. For the periods ended December 31, 2022 and December 31, 2021, the Company owed approximately $0 and $4,073 respectively, to affiliates for expenses reimbursed and miscellaneous costs.

As of December 31, 2021, the Company had $1,825,000 outstanding member contribution receivable which were received in January and February of 2022. As of December 31, 2022 the balance of outstanding member contributions receivable was $0.

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

Hotel Management Agreement

In November 2019, the Prior Operating Company entered into a Hotel Management Agreement (the “Management Agreement”) with a Hotel Management Company (the “Manager”) for an initial term of 10 years, commencing on the opening of the hotel at the Property. For services rendered as defined by the Management Agreement, the Manager will earn a base fee equal to the sum of (i) 3% of total revenues and (ii) 1% of food and beverage (“F&B”) area income, as defined within the Management Agreement. Additionally, the Manager is entitled to an annual incentive fee in the event that the net operating income, as defined, exceeds the projected net operating income set forth within each fiscal years approved budget. The aggregate of the base fees and incentive fees payable to the Manager in any given fiscal year may not exceed 5% of the sum of total revenues and F&B area income. The Manager was paid $461,299 and $322,645 for years ended December 31, 2022, and December 31, 2021 respectively. The manager was paid $482,206 and $174,282 for the incentive fee over those same respective periods.

Leasing Property Management Agreement

In July 2019, the Prior Operating Company became party to a Residential Property Management Agreement (the “Residential Agreement”) with Gables Residential Services, Inc. (the “Property Manager”) for the residential portion of the project. For services rendered as defined within the Residential Agreement, the Property Manager earns a fee equal to the greater of (i) 3% of gross receipts or (ii) $10,000 until the property reaches stabilization, defined as 93% occupancy of all leasable units. Upon stabilization, the Property Manager earns a fee equal to the greater of (i) 3% of gross receipts or (ii) $12,000. In no event shall the Property Manager earn more than 4% of gross receipts. The Property Manager was paid $271,033 and $211,061 for the year ended December 31, 2022, and December 31, 2021, respectively, per the Residential Agreement.

REIT Lease Agreement

On November 9, 2021, the Prior Operating Company (the “Lessor”) entered a REIT Lease Agreement (the “Lease”) with NRI Real Token Tenant, LLC (the “Lessee”), a wholly owned subsidiary of the Company, for the Lessor’s interest in the hotel. The Lease term is 3 years from the commencement date. The Lease terms require annual base rent of $1.5 million, payable in twelve monthly installments and Percentage Rent for Rooms Revenue greater than $8.0 million and F&B Revenue greater than $9.5 million.

Food& Beverage Agreement

On March 1, 2021, the Prior Operating Company (the “Owner”) entered into a Food and Beverage Management Agreement (the “F&B Management Agreement”) with Alpareno Restaurant Group, LLC (the “F&B Manager”) for a term of 5 years. For services rendered as defined by the F&B Management Agreement, the F&B Manager will earn a base fee equal to 4% of Operating Revenue. Additionally, the F&B Manager is entitled to an annual incentive fee equal to 15% of Net Profit(s). The F&B Manager was paid $655,572 and $472,533 for the twelve month period ended December 31, 2022, and December 31, 2021, respectively, for the management fee.

Parking Facilities Management Agreement

On July 12, 2019, the Property Owner entered into a three-year Parking Facilities Management Agreement with Legacy Parking Company, LLC (“Legacy”). Legacy provides 24/7 operational and management services for the parking facility at the Property, including the preparation of annual budgets and the collection of parking revenues. The Property Owner pays Legacy a base, annual management fee of $15,000, paid in monthly installments, as well as an incentive management fee equal to 9.5% of the net operating income of the parking facility (generally, parking revenues minus operating expenses) in excess of (a) $500,000 for the first year and (b) $600,000 for the remainder of the term subject to a cap of 4% of the annual parking revenues. The agreement automatically renews for one-year terms unless otherwise terminated by either party. Each of Property Owner and Legacy may terminate the agreement with a 30-days’ notice (in the case of Property Owner) and a 60-days’ notice (in the case of Legacy). Legacy was paid $15,000 for the twelve month periods ended December 31, 2022 and 2021, per the Parking Facilities Management Agreement.

Shared Facilities Management Agreement

On May 28, 2020, Property Owner entered into a Shared Facilities Management Agreement effective as of February 1, 2020, with NPI Management, Inc. (“NPI Management”), an affiliate of the Operating Partnership, for the Paseo de la Riviera project. NPI Management performs certain management, maintenance and other administrative duties required to be performed under the Declaration of Covenants, Restrictions and Easements for the property. NPI Management receives reimbursements for costs including “burden on labor” and overhead as well as a shared facilities fee. The Shared Facilities Management Agreement had an initial term ending on February 1, 2021 and automatically renews for one year periods unless otherwise terminated by the parties. The Shared Facilities Management Agreement was automatically extended at the end of the initial term. Each of the Property Owner and NPI Management may terminate the Shared Facilities Management Agreement without cause with 30-days’ notice. During the year-end process for 2022, management identified that the complete shared facilities expenses were not recorded in the 2020, 2021 or 2022 financial statements. As such, management recorded an accrual to record the liability to NPI Management for $1.39 million related to such expenses composed of $100,219, $677,744, $609,770 for the years 2020, 2021 and 2022, respectively. These amounts are recorded as an expense in the current year and are classified in the due to affiliates balance on the Company’s balance sheet.  ..

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

In connection with the preparation of this Annual Report, as of December 31, 2022, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022, the end of the period covered by this Annual Report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of December 31, 2022, the end of the period covered by this Annual Report.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Directors and Executive Officers

Our directors and executive officers and their positions and ages are as follows:

Name	Age	Position	Director Class
Charles D. Nolan, Jr.	64	Chairman of the Board	Class III
Brent Reynolds	45	Chief Executive Officer, President and Director	Class II
Timothy A. O’Neill	67	Chief Investment Officer and Director (Principal Financial and Accounting Officer)	Class I
Fred Kleisner(1)	78	Director	Class III

(1)	Independent director and sole member of the audit committee.

Charles D. Nolan, Jr. Mr. Nolan has served as our Chairman of the Board since our inception. In addition, Mr. Nolan has served as Chairman and Managing Member of NP International USA LLC, the predecessor entity to Nolan Reynolds International LLC (NRI) since 2012, and NRI since its inception in 2020. Mr. Nolan has 40 years of experience owning and operating real estate development companies and has overseen 4 million square feet of construction and development. Mr. Nolan’s experience includes products such as retail, office, warehousing/light industrial, housing, hospitality and historic renovation. His expertise spans site plan development, zoning, land use, construction document development, construction management, project financing and property management. Geographically, Mr. Nolan has worked with dozens of municipalities and numerous metropolitan areas through the United States and parts of Latin America. We believe that Mr. Nolan’s experience as a founder of NRI and his private board experience make him well qualified to serve as a member of our board of directors.

Brent Reynolds. Mr. Reynolds has served as our Chief Executive Officer, President and Director since our inception. In addition, Mr. Reynolds has served as Chief Executive Officer and Managing Director at NP International USA LLC, the predecessor entity to NRI since 2012, and NRI since its inception in 2020. Mr. Reynolds has over 20 years’ experience in strategic planning, acquisition, capital funding, entitlements, planning, developing, and operating high-value projects. He has overseen over $1 billion in real estate development and acquisitions has had exposure to a wide variety of project types. We believe that Mr. Reynold’s experience at NRI and his private board experience make him well qualified to serve as a member of our board of directors.

Timothy A. O’Neill. Mr. O’Neill has served as our Chief Investment Officer and Director since our inception. In addition, Mr. O’Neill currently oversees all capital markets functions at NRI, a role he’s held since 2017 at NP International USA LLC, the predecessor entity to NRI, and NRI since its inception in 2020. Mr. O’Neil has 30 years of experience in investment banking and finance. His prior experience includes The First Boston Corporation (now Credit Suisse), Lehman Brothers, and Bear Stearns. During his career his responsibilities included the underwriting, syndication, and marketing of a broad array of equity and fixed income securities, including asset-backed, mortgage-backed, and preferred stock securities. We believe that Mr. O’Neill’s experience at NRI and his private board experience make him well qualified to serve as a member of our board of directors.

Fred Kleisner. Fred Kleisner has served on our Board and as the sole member of our Audit Committee since March 2023. Mr. Kleisner has five decades of experience in the hospitality industry including managerial and leadership roles. He is a principal of Rex Capital Partners, LLC, a position he has held since 2005, and serves as a senior advisor to Morgans Hotel Group, a position he has held since 2006. From 2007 to 2011, Mr. Kleisner served as President and Chief Executive Officer of Morgans Hotel Group and its subsidiary, Hard Rock Holdings, LLC. Mr. Kleisner currently serves as an independent director of Ashford Hospitality Trust (NYSE: AHL), Athora Holdings LTD and, our affiliate, Nolan Reynolds International LLC. Prior to this, Mr. Kleisner served on the board of directors for various publicly held companies, including Kindred Healthcare (NYSE: KND) and Apollo Residential Mortgage, Inc. (NYSE: AMTG). Mr. Kleisner graduated with a B.A. from Michigan State University School of Hospitality Business, where he now serves as a member of the advisory board.

Family Relationships

Mr. Nolan, our Chairman of the Board and Timothy A. O’Neil, our Chief Investment Officer and Director, are brothers-in-law. Other than this relationship, here are no family relationships among our executive officers and directors.

Involvement in Certain Legal Proceedings

We are not aware of any of our directors or officers being involved in any legal proceedings in the past ten years relating to any matters in bankruptcy, insolvency, criminal proceedings (other than traffic and other minor offenses), or being subject to any of the items set forth under Item 401(f) of Regulation S-K.

Board of Directors

We operate under the direction of our board of directors. The board of directors is responsible for overseeing the management of the Company’s business and affairs. Our board of directors currently consists of four directors.

The Company’s board of directors is divided into three classes of directors. The current terms of the Class I, Class II and Class III directorships expire at the annual meeting of stockholders in 2025, 2023 and 2024, respectively, and in each case, those directors will serve until their successors are duly elected and qualify. Upon expiration of their current terms, directors of each class will be elected to serve until the third annual meeting of stockholders following their election and until their successors are duly elected and qualify and each year one class of directors will be elected by the Company’s stockholders. There is no limit on the number of times a director may be elected to office. Our bylaws provide that a majority of the entire board of directors may at any time increase or decrease the number of directors.

Although the number of directors may increase or decrease, a decrease may not have the effect of shortening the term of any incumbent director. Any director may resign at any time and, subject to the rights of the holders of one or more classes or series of preferred stock to elect or remove one or more directors, any director, or the entire board of directors may be removed from office at any time, but only for cause and then only by the affirmative vote of at least a two-thirds of the votes entitled to be cast generally in the election of directors. “Cause” is defined in the charter, to mean, with respect to any particular director, conviction of a felony or final judgment of a court of competent jurisdiction holding that such director caused demonstrable, material harm to the Company through bad faith or active and deliberate dishonesty.

Committees of the Board of Directors

From time to time, the board of directors may appoint one or more committees of the board of directors, composed of one or more directors, which will serve at the pleasure of the board of directors. The board of directors may delegate to the committees any of the powers of the board of directors, except as prohibited by Maryland law, our charter or bylaws. Subject to the provisions of our bylaws, the board of directors will have the power at any time to change the membership of any committee of the board of directors, to fill any vacancy, to designate an alternate member to replace any absent or disqualified committee member or to dissolve any committee of the board of directors.

The Company currently has a single committee of its board of directors: the audit committee.

Audit Committee

Our audit committee will be responsible for, among other things:

●	appointing, compensating, retaining, evaluating, terminating and overseeing our independent registered public accounting firm;

●	discussing with our independent registered public accounting firm their independence from management;

●	reviewing, with our independent registered public accounting firm, the scope and results of their audit;

●	approving all audit and permissible non-audit services to be performed by our independent registered public accounting firm;

●	overseeing the financial reporting process and discussing with management and our independent registered public accounting firm the quarterly and annual financial statements that we file with the SEC;

●	overseeing our financial and accounting controls and compliance with legal and regulatory requirements;

●	reviewing our policies on risk assessment and risk management;

●	reviewing related person transactions; and

●	establishing procedures for the confidential anonymous submission of concerns regarding questionable accounting, internal controls or auditing matters.

The audit committee’s sole member is Fred Kleisner. Mr. Kleisner qualifies as an “audit committee financial expert” as such term has been defined in Item 407(d)(5) of Regulation S-K. In addition, our board of directors has affirmatively determined that Ms. Bateson meets the independence standards required under Rule 10A-3 of the Exchange Act.

NRI’s Board of Advisors

The Company’s Board of Advisors was created to serve as advisors to the Company’s Board and senior management. The Board of Advisors meets four times each year and is also available on an ad hoc basis as needed. It provides counsel and insight into the ongoing operations of NRI and its affiliates. In addition, the Board of Advisors provides insight into functional areas of the Company’s business (finance, operations, marketing, construction, development, health and safety) at the request of senior management. On an annual basis, the Board of Advisors is responsible for reviewing the Company’s long term plans, overall organizational structure, talent development, and succession plan, and provides consolidated, structured performance feedback to the Chairman and Chief Executive Officer. The Board of Advisors also provides senior management with access to other resources within the members’ broad networks that can facilitate the growth of NRI and its affiliates. As of the date of this Annual Report, our Board of Advisors is compromised of the following members:

Francis X. Suarez is the 33rd Mayor of Miami. As the first Miami-born mayor, he is committed to building a Miami that lasts forever and that welcomes everyone. Elected with an electoral mandate of 86%, Mayor Suarez has focused on the integration of climate-adaptive technologies, building practices, and economic policies across all facets of government as part of his Miami Forever Plan. Under his leadership, Miami has cut crime and cut taxes to one of their lowest points in over fifty years, spurring an economic resurgence and expansion across Miami. Mayor Suarez has also pursued a package of affordable housing reforms that leverages federal opportunity zones with the activation of underutilized land to increase access to affordable housing and homeownership for working people and communities of color. Francis X. Suarez also serves as Of Counsel in the Corporate and Business practice group at Greenspoon Marder, LLP. He has more than 13 years of experience in real estate and corporate finance, covering the gamut of clients’ real estate needs, from acquisitions and financing to sales and complex transactions. He also has served as outside general counsel to a variety of U.S. companies involved in large international joint ventures with Latin American businesses.

Eleanor Earle Mascheroni is a strategic communications leader with extensive experience building global brands, managing through crises, and guiding transformation in diverse industries. An executive with broad functional expertise in communications strategy and change leadership, Eleanor is a trusted partner to CEOs and company boards. She has worked in the finance, automotive, advertising and investment industries and in her roles has acquired a broad global perspective.

Christopher Brown is the founding chairman of the board of Christopher Consultants, Ltd. where he served as President and Chairman from 1982-2015. During that time, he developed the company into an interdisciplinary engineering, land planning, landscape architecture and surveying firm whose clients include major local and national builders and developers, as well as federal, state, and local governments and agencies. The firm also provides services internationally.

Fred Kleisner, a four decade plus hotelier/corporate CEO/COO, has led management teams throughout the world in all aspects and sectors of hospitality. His experience ranges from one of the original Holiday Inns to individual, world-class hotels and resorts, to worldwide branded hospitality companies including Wyndham International, Starwood Hotels & Resorts Worldwide, The Sheraton Corporation and Morgans Hotel Group where he served as President/CEO.

Duncan Dayton, trained as an architect, is a real estate developer, multiple championship winning racing team owner and entrepreneur. He started his real estate development career building luxury, boutique properties in the commercial, residential, historic preservation and light industrial sectors. These blue-chip properties, known for their location, award-winning design and management, have experienced low tenant turnover.

Code of Conduct and Ethics

We have adopted a Code of Conduct and Ethics which applies to all of our officers and directors. The full text of our Code of Conduct and Ethics is posted on our website at https://nrireitinc.com ..

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Executive Officers and Directors

We currently do not have any paid employees and our executive officers do not receive any compensation directly from us. Our executive officers are officers and/or employees of, or hold an ownership interest in, the Advisor and/or its affiliates, and our executive officers are compensated by those entities, in part, for their services to us or our subsidiaries.

In addition, our current directors do not receive any compensation directly from us in exchange for their service as a director on our board. Certain of our directors are officers and/or employees of, or hold an ownership interest in, the Advisor and/or its affiliates, and are compensated by those entities, in part, for their services to us or our subsidiaries as officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of June 27, 2023, the amount of our common stock beneficially owned (unless otherwise indicated) by: (i) any person who is known by us to be the beneficial owner of more than 5% of the outstanding shares of our common stock; (ii) each of our directors; (iii) each of our executive officers; and (iv) all of our directors and executive officers in the aggregate. Unless otherwise noted, the address for each of the persons or entities named in the following table is 1340 South Dixie Highway, Suite 612, Coral Gables, Florida 33146.

	Common Stock Beneficially Owned(1)		OP Units Beneficially Owned(1)
Name	Number of Shares	Percentage(2)	Number of Units	Percentage(3)
Directors and Executive Officers
Charles D. Nolan, Jr.	2,400	30%	5,028,549	65	%(4)
Brent Reynolds	2,392	29.9%	5,028,549	65	%(4)
Timothy O’Neill	2,400	30%	—	—%
Fred Kleisner	—	—%	—	—%
All officers and directors as a group (4 persons)	7,192	89.9%	5,028,549	65	%(4)
Ownership in Excess of 5% of Outstanding Common Stock
N/A(5)

*	Less than 1%

(1)	Beneficial ownership is determined in accordance with the rules of the SEC. Under SEC rules, a person is deemed to be a “beneficial owner” of a security if that person has or shares “voting power,” which includes the power to vote, or to direct the voting of, such security, or “investment power,” which includes the right to dispose of or to direct the disposition of such security. A person also is deemed to be a beneficial owner of any securities which that person has a right to acquire within 60 days. Except as otherwise indicated by footnote, and subject to community property laws where applicable, the persons named in the table above have sole voting and investment power with respect to all shares of common stock shown as beneficially owned by them. None of the shares or units is pledged as security.

(2)	Based on a total of 8,000 shares of common stock issued and outstanding as of June 27, 2023.

(3)	Based on a total of 7,750,309 OP Units issued and outstanding as of June 27, 2023.

(4)	Represents 5,028,549 OP Units owned by the Special OP Unitholder. The sole manager of the Special OP Unitholder is NRI Real Token Advisors LLC. The sole member and manager of NRI Real Token Advisors LLC is Nolan Reynolds International, LLC. Nolan Reynolds International, LLC is managed by Nolan Company, LLC and Design Development Investments, LLC. Mr. Nolan, Jr. and Mr. Reynolds are the managers of Nolan Company, LLC and Design Development Investments, LLC, respectively. As a result, Mr. Nolan, Jr. and Mr. Reynolds holds dispositive and voting power over the OP Units, and therefore may be deemed to beneficial owners of the OP Units owned by the Special OP Unitholder. Mr. Nolan, Jr. and Mr. Reynolds disclaim beneficial ownership over the OP Units held by Special OP Unitholder, except to the extent of their respective pecuniary interest therein, if any.

(5)	None other than the directors and executive officers listed. If the Special OP Unitholder were to convert its 5,028,549 OP Units into common stock of the Company, it would be a beneficial owner of more than 5% of our common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

We may be subject to various conflicts of interest arising out of our relationship with the Advisor, the Sponsor, the Special OP Unitholder and their affiliates and employees, all of whom serve as our executive officers and directors. Each of our directors is required under Maryland law to act in good faith, in a manner he or she reasonably believes to be in the Company’s best interests and with the care that an ordinarily prudent person in a like position would use under similar circumstances.

Advisory Agreement

The Company, the Operating Partnership, NRI Real Token Thesis LLC, and NRI Real Token Advisors LLC, the Advisor and managing member of the Special OP Unitholder, entered into an Amended and Restated Advisory Agreement under which the Advisor will provide certain advisory services to the Operating Partnership and the Company. Those services include: (i) services in connection with the offering of securities and negotiation and coordination with one or more ATSs, licensed custodians and other counterparties relating to potential secondary market trading of the Company’s common stock, (ii) acquisition services, (iii) asset management services, (iv) accounting and other administrative services, (v) stockholder services, (vi) financing services, and (vii) disposition services. In consideration of such Services, and in addition to potential eligibility for the “crystallized” promote payable to the Special OP Unitholder (as described below under “The Operating Partnership Agreement—Special OP Units—“Crystallization Event”) and reimbursement of certain expenses paid or incurred by the Advisor, the Advisor will receive the following fees:

●	an asset management, accounting and other administrative services fee of one percent (1%) of the Company’s Gross Revenue (as defined in the Advisory Agreement);

●	acquisition fees in connection with the possible acquisition of additional real property investments of one percent (1%) of the initial asset value and such 1% charge shall be reflected on the transaction closing statement and paid as of closing on the property;

●	a debt financing fee equal to $1 million for the Operating Partnership’s current debt financing and one percent (1%) of the amount of any future debt financings; and

●	a disposition fee equal to one percent (1%) of the sales price of a real estate investment sold.

No advisory fees were paid in 2021 and no amount was payable for the advisory fee at December 31, 2022. There was no amount payable for the advisory fee at December 31, 2021. Additionally, the Advisor is reimbursed for operational expenses by the Company. This includes, but is not limited to, salary and wage reimbursement, travel and supplies. The amount payable to the Advisor for reimbursements totaled $13,957 for the year ended December 31, 2022, and $0 for year ended December 31, 2021. Charges for the advisory fee totaled $349,880 for the year ended December 31, 2022. There were no fees paid for the year ended December 31, 2021.

The foregoing fees are separate and distinct from Property Management Fees payable to third-party Property Managers with respect to the management of the Company’s real property investments after they are acquired by the Company. The exercise of the Advisor’s rights and powers to manage the day-to-day business and affairs of the Company are subject to investment parameters and the delegation of authority to the Advisor established by the board of directors of the Company, as provided in the Advisory Agreement.

Management Agreements

Hotel Management Agreement

On November 15, 2019, the Property Owner entered into a Hotel Management Agreement (the “Hotel Management Agreement”) with Hersha Hospitality Management L.P. (“Hersha”), for management and operational services for the THesis Hotel. Certain of the managerial and operational services provided by Hersha include, but are not limited to, (i) management and training of on-site staff, (ii) establishment of (A) rates for usage of all guest rooms and other recreational or other guest facilities or amenities at the hotel, (B) policies with respect to discounted and complimentary rooms, food and beverage, and other hotel services, (C) billing policies with respect to the operation of the hotel and (D) price/rate and rent schedules, space lease charges and concession charges for all areas of the hotel, (iii) supervision and collection of income of any nature from the hotel’s operations and (iv) development and implementation of advertising and marketing initiatives.

Hersha is entitled to a base management fee (the “Base Fee”) equal to the sum of (a) 3% of Total Revenues (as defined therein) and 1% of F&B Area Income (as defined therein and which relates to income received from third parties operating within the hotel). Hersha is also be entitled to receive an incentive management fee (the “Incentive Fee”) in an amount equal to (a) if Excess NOI (as defined below) is less than 20% of the projected net operating income set forth in the approved operating budget for such fiscal year, 10% of Excess NOI, or (b) if Excess NOI equals 20% or more of the projected net operating income set forth in the approved operating budget for such fiscal year, 20% of Excess NOI. The total aggregate Base Fee and Incentive Fee payable for any fiscal year is capped at 5% of the sum of Total Revenues and F&B Area Income for such fiscal year. “Excess NOI” equals the positive difference, if any, between actual net operating income (without deduction for Incentive Fee payable for such fiscal year) for such fiscal year minus the projected net operating income set forth in the approved operating budget for such fiscal year.

Hersha was paid $349,000 and $323,000 for the fiscal years ended December 31, 2022 and December 31, 2021, respectively, for the Base Fee. Hersha was paid $299,000 and $266,000 for the years ended December 31, 2022 and December 31, 2021, respectively for the Incentive Fee.

The initial term of the Hotel Management Agreement ends on August 5, 2030. Unless otherwise terminated by the parties, the Hotel Management Agreement automatically extends for four additional consecutive five-year terms. Either party may terminate the agreement by providing written notice of non- renewal to the other party at least 180 days prior to the last day of the then-expiring renewal term.

Food and Beverage Management Agreement

On March 1, 2021, the Property Owner entered into a Food and Beverage Management Agreement (the “F&B Management Agreement”) with Alpareno Restaurant Group, LLC (“Manager”), an affiliate of the Operating Partnership (as of March 15, 2023 the Manager is no longer an affiliate of the Property Owner), to engage the Manager to develop concepts (and then supervise, direct, control and manage operations) for the following at the THesis Hotel: (i) a Signature Restaurant, (ii) a Lobby Pub, (iii) a Pool Bar, (iv) Event Catering Services and (v) in room food delivery services (collectively, the “Venues”). The Manager is entitled to a Base Management Fee and, in certain instances, an Incentive Fee. The Base Management Fee is calculated and paid monthly in arrears and is equal to 4% of the aggregate operating revenue for all the Venues for the immediately preceding month. If there is a positive aggregate net profit for Venues for an operating year, the Manager shall also be entitled to an Incentive Fee equal to 15% of such aggregate net profit until such time as aggregate net profit for such operating year equals the Owner Return Hurdle (as defined below), in which event the Incentive Fee shall thereafter be 20% of such aggregate net profit for the operating year. “Owner Return Hurdle” means an amount equal to a 10% return of the Owner’s total food and beverage investment costs.

The Manager was paid $656,000 and $473,000 for the fiscal years ended December 31, 2022 and December 31, 2021, respectively, for the management fee.

The initial term of the F&B Management Agreement ends on March 1, 2026. Upon mutual written agreement of the Owner and the Manager entered into prior to the expiration of the initial term, the F&B Management Agreement may be extended for one additional five-year renewal term.

Residential Management Agreement

On July 1, 2019, the Property Owner entered into a Property Management Agreement (the “Property Management Agreement”) with Gables Residential Services, Inc. (“Gables Services”) for leasing, management, maintenance and other operational services for the Paseo de la Riviera project, including the preparation of an annual budget and the negotiation of supply agreements. Gables Services receives a monthly fee of, (a) until 93% of the units at the Paseo de la Riviera project have been leased, the greater of (i) 3% of the gross receipts and (ii) $250,000 and, (b) after 93% of the units have been leased, the greater of (i) 3% of the gross receipts and (ii) $12,000; with a cap of 4% of the gross receipts. The Property Owner has also agreed to pay Gables Services $45 for each “fit and finish inspection” requested by Property Owner once a unit is complete and 7% of the project cost of any capital improvements projects for construction management services. The initial term of the Property Management Agreement ended on March 1, 2021 and was automatically renewed. The term is automatically renewed each year unless otherwise terminated by the parties upon 30 days’ notice. The Property Management Agreement may be terminated by either party with 30-days’ notice and a payment of $1,500 to Gable Services. Gables Services was paid $271,000 and $211,000 for the fiscal years ended December 31, 2022 and December 31, 2021, respectively, pursuant to the Property Management Agreement.

Parking Facilities Management Agreement

On July 12, 2019, the Property Owner entered into a three-year Parking Facilities Management Agreement with Legacy Parking Company, LLC (“Legacy”). Legacy provides 24/7 operational and management services for the parking facility at the Paseo de la Riviera project, including the preparation of annual budgets and the collection of parking revenues. Property Owner pays Legacy a base, annual management fee of $15,000 in monthly installments as well as an incentive management fee equal to 9.5% of the net operating income of the parking facility (generally, parking revenues minus operating expenses) in excess of (a) $500,000 for the first year and (b) $600,000 for the remainder of the term subject to a cap of 4% of the annual parking revenues. The agreement automatically renews for one-year terms unless otherwise terminated by either party. Each of Property Owner and Legacy may terminate the agreement with a 30-days’ notice (in the case of Property Owner) and a 60-days’ notice (in the case of Legacy). Legacy was paid $15,000 and $15,000 pursuant to the Parking Facilities Management Agreement for the fiscal years ended December 31, 2022 and December 31, 2021, respectively.

Shared Facilities Management Agreement

On April 21, 2021, Property Owner entered into the Shared Facilities Management Agreement effective as of April 21, 2021, with NR Operations. NR Operations performs certain management, maintenance and other administrative duties required to be performed under the Declaration of Covenants, Restrictions and Easements for the property. NR Operations does not receive a management fee for its services, but is reimbursed for costs including “burden on labor” and overhead. The Shared Facilities Management Agreement had an initial term ending on April 21, 2022 and automatically renews for one year periods unless otherwise terminated by the parties. The Shared Facilities Management Agreement was automatically extended at the end of the initial term. Each of the Property Owner and NR Operations may terminate the Shared Facilities Management Agreement without cause with 30-days’ notice. Reimbursements for NR Operations totaled $1.5 million and $1.7 million for the fiscal years ended December 31, 2022 and 2021, respectively. Shared facilities fees for NR Operations totaled $1.5 million for the year ended December 31, 2022, of which, $0.1 million is a prior period adjustment related to 2020 and $0.76 million is a prior period adjustment related to 2021. The total shared facilities fees for the year ended December 31, 2021 were $0.

Interests of the Advisor and its Affiliates in Other Real Estate Programs

The Advisor and its executive officers, as well as our officers and directors, may be involved in other business ventures, and will need to allocate their time between us and other activities in which they are or may become involved. There are no requirements that any of our directors, affiliates or executive officers devote any amount of time to the Advisor or to our operations.

Director Independence

As of the date of this Annual Report, Fred Kleisner is the Company’s sole independent director.

Indemnification Agreements

The Company has entered into indemnification agreements with each of its directors and officers whereby it agrees to indemnify such directors and officers to the maximum extent permitted by Maryland law against all expenses and liabilities, subject to certain standards to be met and certain other limitations and conditions as set forth in such indemnification agreements. Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors or executive officers, the Company has been informed that in the opinion of the SEC such indemnification is against public policy and is therefore unenforceable.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees billed by Berkower LLC as described below:

Fee Category	2022	2021
Audit Fees	$55,000	$30,000
Total Fees	$55,000	$30,000

Pre-Approval Policies and Procedures

All audit and permissible non-audit services provided by the independent auditors are pre-approved by the Audit Committee (or the chair of the Audit Committee, pursuant to a delegation of authority). These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

See Part II, Item 8 of this Annual Report.

(b)	Exhibits

See Exhibit Index below.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

EXHIBIT INDEX

Exhibit Number	Description
3.1**	Articles of Incorporation of NRI Real Estate Investment and Technology, Inc. (the “Registrant”), dated as of June 2, 2021

3.2**	Articles Supplementary of the Registrant, dated as of January 10, 2022, establishing the terms of the Registrant’s Series A Preferred Stock

3.3**	Articles of Amendment of the Registrant, effective as of May 13, 2022

3.4**	Second Amended and Restated Bylaws of the Registrant, dated as of September 30, 2022

3.5**	Amended and Restated Limited Partnership Agreement of the Operating Partnership, dated as of September 30, 2022

10.1**	Amended and Restated Advisory Agreement, dated as of September 30, 2022, by and among the Registrant, NRI Real Token Advisors LLC, NRI Real Token LP and NRI Real Token Thesis LLC

10.2**	Hotel Management Agreement, dated November 15, 2019, by and between Hersha Hospitality Management L.P. and 1350 S Dixie LLC

10.3**	Assignment, Assumption and Amendment of Management Agreement, dated November 11, 2021, by and among 1350 S Dixie LLC, Hersha Hospitality Management L.P. and the Registrant

10.4**	Food and Beverage Management Agreement, dated March 1, 2021, by and between Alpareno Restaurant Group, LLC and 1350 S Dixie LLC

10.5**	Assignment, Assumption and Amendment of Food and Beverage Management Agreement, dated February 14, 2022, by and among 1350 S Dixie LLC, NRI Real Token Tenant, LLC and Alpareno Restaurant Group, LLC

10.6*	Shared Facilities and Commercial Units Management Agreement, dated April 21, 2021, by and between NR Operations, LLC and 1350 S Dixie Holdings LLC

10.7**	Parking Facility Management Agreement, dated July 12, 2019, by and between Legacy Parking Company, LLC and 1350 S Dixie LLC

10.8**	Property Management Agreement, dated July 1, 2019, by and between Gales Residential Services, Inc. and 1350 S Dixie LLC

10.9**	Lease Agreement, dated November 9, 2021, by and between 1350 S Dixie LLC and NRI Real Token Tenant, LLC

10.10**	First Amendment to Lease Agreement, dated December 14, 2022, by and between 1350 S Dixie LLC and NRI Real Token Tenant, LLC

10.11**	Amended and Restated Loan and Security Agreement, dated November 19, 2021, by and among 1350 S Dixie LLC, NRI Real Token Tenant, LLC, Starwood Property Mortgage Sub-12-A, LLC (as Initial Lender) and Starwood Property Mortgage Sub-12-A, LLC (as Administrative Agent)

10.12**	First Amendment to Amended and Restated Loan and Security Agreement and Reaffirmation of Guarantees and Environmental Indemnity, dated February 14, 2022, by and among 1350 S Dixie LLC, STWD 2021-FL2, LTD., as successor-in-interest to Initial Lender, STWD 2021-FL2, LTD., as successor-in-interest to Administrative Agent and Charles D. Nolan, Jr. (as Guarantor)

10.13**	Second Amendment to Amended and Restated Loan and Security Agreement, Amendemnt to Carry Agreement and Reaffirmation of Guarantees and Environmental Indemnity, as of September 23, 2022, by and among 1350 S Dixie LLC, STWD 2021-FL2, LTD., as successor-in-interest to Initial Lender, STWD 2021-FL2, LTD., as successor-in-interest to Administrative Agent and Charles D. Nolan, Jr. (as Guarantor)

10.14**	Amended and Restated Mezzanine Loan and Security Agreement, dated November 19, 2021, by and among 1350 S Dixie Mezz Borrower, LLC, Starwood Property Mortgage Sub-12-A, LLC (as Initial Lender) and Starwood Property Mortgage Sub-12-A, LLC (as Administrative Agent)

10.15**	First Amendment to Amended and Restated Mezzanine Loan and Security Agreement and Reaffirmation of Guarantees and Environmental Indemnity, dated February 14, 2022, by and among 1350 S Dixie LLC, STWD 2021-FL2, LTD., as successor-in-interest to Initial Lender, STWD 2021-FL2, LTD., as successor-in-interest to Administrative Agent and Charles D. Nolan, Jr. (as Guarantor)

10.16**	Second Amendment to Amended and Restated Mezzanine Loan and Security Agreement, Amendment to Carry Guaranty and Reaffirmation of Guarantees and environmental Indemnity, as of September 23, 2022, by and among 1350 S Dixie LLC, STWD 2021-FL2, LTD., as successor-in-interest to Initial Lender, STWD 2021-FL2, LTD., as successor-in-interest to Administrative Agent and Charles D. Nolan, Jr. (as Guarantor)

10.17**	Form of Indemnification Agreement with Directors and Officers of the Registrant

21.1**	Subsidiaries of the Registrant

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

101.INS*	Inline XBRL Instance Document

101.SCH*	Inline XBRL Taxonomy Schema

101.CAL*	Inline XBRL Taxonomy Calculation Linkbase

101.DEF*	Inline XBRL Taxonomy Definition Linkbase

101.LAB*	Inline XBRL Taxonomy Label Linkbase

101.PRE*	Inline XBRL Taxonomy Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

*	Filed herewith
**	Filed previously

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of July, 2023.

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC.

/s/ Brent Reynolds
Brent Reynolds
Chief Executive Officer, President and Director

Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Brent Reynolds	Chief Executive Officer, President and Director	July 5, 2023
Brent Reynolds	(Principle Executive Officer)

/s/ Timothy A. O’Neill	Chief Investment Officer and Director	July 5, 2023
Timothy A. O’Neill	(Principal Financial and Accounting Officer)

/s/ Charles D. Nolan, Jr.	Chairman of the Board	July 5, 2023
Charles D. Nolan, Jr.

/s/ Fred Kleisner	Director	July 5, 2023
Fred Kleisner