Form 10-Q
period 2023-03-31
NRI Real Estate Investment & Technology, Inc.
filed 2023-08-02
CIK 1877561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of August 1, 2023, 8,000 shares of common stock, 110 shares of Series A Preferred Stock and no shares of any other class or series of stock of the Company are issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

NRI Real Estate Investment and Technology, Inc. & Subsidiaries

Condensed Consolidated and Combined Financial Statements

For the Three Months Ended March 31, 2023 and 2022

(Unaudited)

Condensed Consolidated and Combined Balance Sheets March 31, 2023 (Unaudited) and December 31, 2022 (Audited)	2
Condensed Consolidated and Combined Statements of Operations (Unaudited)	3
Condensed Consolidated and Combined Statements of Equity (Unaudited)	4
Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED & COMBINED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets
Cash & Cash Equivalents	$3,244,145	$3,108,974
Restricted cash	1,453,428	2,441,674
Accounts receivable	128,601	428,732
Prepaid expenses and other assets	933,589	502,811
Other Assets	1,506,571	2,102,589
Real estate asset, net	189,456,920	190,646,609
Total assets	$196,723,254	$199,231,389
Liabilities and members’ equity
Accounts payable	$1,213,390	$2,549,092
Accrued expense and other liabilities	3,839,443	3,074,240
Notes Payable, net of debt issuance costs	143,035,243	141,994,714
Due to affiliates	1,143,162	1,533,317
Total liabilities	149,231,238	149,151,363
Series A Preferred Stock	1	1
Common Stock	80	80
Additional paid in capital	186,201	188,167
Stockholders Equity	19,500,603	21,150,431
Non-Controlling members’ equity	27,662,437	28,568,758
Accumulated other comprehensive income	142,694	172,589
Total equity	47,492,016	50,080,026
Total liabilities and members’ equity	$196,723,254	$199,231,389

Please see accompanying Notes to the Consolidated and Combined Financial Statements

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (unaudited)

	Three months ended March 31,
	2023	2022
Revenue
Hotel and restaurants revenue:
Rooms	$3,986,664	$3,210,385
Food and beverage	2,846,167	3,053,785
Other hotel revenue	134,474	35,958
Total hotel and restaurants revenue	$6,967,305	$6,300,128
Residential rental and other property income	2,596,137	2,027,049
Parking	386,352	373,855
Other revenue	1,345,847	449,026
Total revenue	$11,295,641	$9,150,058
Operating expenses:
Hotel and restaurants operating expenses	$6,498,956	$5,051,632
Residential property operating expenses	990,787	969,868
Parking operating expenses	271,494	237,755
Other operating expenses	851,955	667,711
Depreciation expense	1,552,412	1,545,176
Total operating expenses	$10,165,604	$8,472,142
Income (loss) from operations	$1,130,037	$677,916
Other income (expense):
Interest income	680	16
Interest expense	(3,688,832)	(1,996,655)
Total other income (expense)	$(3,688,152)	$(1,996,639)
Net loss	$(2,558,115)	$(1,318,723)
Other comprehensive income
Unrealized loss on investment securities	(29,895)	-
Comprehensive loss	$(2,588,010)	$(1,318,723)
Net loss attributable to non-controlling members	$(895,852)	$(461,817)
Net loss attributable to stockholders	$(1,662,263)	$(856,906)

Please see accompanying Notes to the Consolidated and Combined Financial Statements

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED & COMBINED STATEMENTS OF EQUITY (unaudited)

FOR THE THREE MONTHS ENDED MARCH 31, 2023 AND 2022

	Stockholders’ Equity						Partners’ Equity
	Series A preferred stock			Common Stock			Op Units
	Series A preferred stock	Additional paid in capital	Total Series A preferred stock	Common Stock	Additional paid in capital	Total Common Stock	NRI Real Token Thesis LLC	1350 S Dixie Holdings, LLC	NPI South Dixie, LLC	NRI Real Token, LP	Additional Paid in Capital	NRI Real Token Inc	NRI Real Token Advisors LLC	Partners’ Equity	Total Partners’ Equity	Accmulated other comprehensive income	Total Equity	Less: Non-Controlling Interest	Stockholders Equity
Balance at January 1, 2023	$1	$97,789	$97,790	$80	$90,378	$90,458	$38,255,632	$-	$-	$4,699,890	$6,763,667	$-	$-	$-	$49,719,189	$172,589	$50,080,026	$28,568,758	$21,511,268
Other comprehensive income			-			-									-	$(29,895)	(29,895)	$(10,469)	(19,426)
Net loss			-		(1,966)	(1,966)				(2,556,149)					(2,556,149)		(2,558,115)	(895,852)	(1,662,263)
Balance at March 31, 2023	$1	$97,789	$97,790	$80	$88,412	$88,492	$38,255,632	$-	$-	$2,143,741	$6,763,667	$-	$-	$-	$47,163,040	$142,694	$47,492,016	$27,662,437	$19,829,579

	Stockholders’ Equity						Partners’ Equity
	Series A preferred stock			Common Stock			Op Units
	Series A preferred stock	Additional paid in capital	Total Series A preferred stock	Common Stock	Additional paid in capital	Total Common Stock	NRI Real Token Thesis LLC	1350 S Dixie Holdings, LLC	NPI South Dixie, LLC	NRI Real Token, LP	Additional Paid in Capital	NRI Real Token Inc	NRI Real Token Advisors LLC	Partners’ Equity	Total Partners’ Equity	Accmulated other comprehensive income	Total Equity	Less: Non-Controlling Interest	Stockholders Equity
Balance at January 1, 2022	$-	$-	$-	$-	$-	$-	$38,255,632	$-	$-	$15,693,788	$6,763,667	$-	$-	$-	$60,713,087	$-	$60,713,087	$32,361,722	$28,351,365
Issuance of Stock	1	109,999	110,000	80	12,920	13,000									-		123,000		123,000
Syndication cost			-			-				(17,250)					(17,250)		(17,250)		(17,250)
Net loss			-		(1,674)	(1,674)				(1,317,049)					(1,317,049)		(1,318,723)	(461,817)	(856,906)
Balance at March 31, 2022	$1	$109,999	$110,000	$80	$11,246	$11,326	$38,255,632	$-	$-	$14,359,489	$6,763,667	$-	$-	$-	$59,378,788	$-	$59,500,114	$31,899,905	$27,600,209

Please see accompanying Notes to the Consolidated and Combined Financial Statements

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (unaudited)

	Three months ended March 31,
	2023		2022
Cash flows from operating activities
Net loss		$(2,558,115)	$(1,318,723)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense		1,552,412	1,545,176
Amortization of debt issuance costs		406,998	405,232
Changes in operating assets and liabilities:
Accounts Receivable		300,131
Other Assets		566,123	341,914
Prepaid expenses and other assets		(430,778)	32,418
Accounts payable		(1,725,857)	(986,212)
Accrued expenses and other liabilities		765,203	147,358
Net cash (used in) provided by operating activities		(1,123,883)	167,163
Cash flows from investing activities
Additions to real estate asset		(362,723)	(174,262)
Net cash used in investing activities		(362,723)	(174,262)
Cash flows from financing activities
Mortgage note proceeds		633,531	962,609
Contributions from members, net		-	110,000
Subscription Receivable		-	1,825,000
Syndication cost		-	(17,250)
Net cash provided by financing activities		633,531	2,880,359
Net (decrease) increase in cash, restricted cash and cash equivalents		(853,075)	2,873,260
Cash, restricted cash and cash equivalents at beginning of period		5,550,648	4,608,920
Cash, restricted cash and cash equivalents at end of period		$4,697,573	$7,482,180
Supplemental cash flow disclosure
Cash paid for interest		$3,167,794	$1,583,575
Non-cash investing and financing activities:
Accounts payable, accrued expenses and due to affiliates included in real estate asset	$		$16,253

Please see accompanying Notes to the Consolidated and Combined Financial Statements

NRI REAL ESTATE INVESTMENT AND

TECHNOLOGY, INC. & SUBSIDIARIES

NOTES TO THE UNAUDITED CONSOLIDATED AND

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

Basis of preparation

The accompanying unaudited consolidated and combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”).

Principles of consolidation

The consolidated and combined financial statements of the Company include the accounts of the Company, entities under common management, the Operating Partnership and all wholly-owned and controlled subsidiaries. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of March 31, 2023 and 2022, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.

The accompanying unaudited consolidated financial statements have been prepared in conformity with U.S. Generally Accepted Accounting Principles (“GAAP”) as established by the Financial Accounting Standards Board (“FASB”) in the Accounting Standards Codification (“ASC”) including modifications issued under Accounting Standards Updates (“ASUs”).

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows at March 31, 2023 and 2022:

	3/31/2023	3/31/2022
Cash and cash equivalents	$3,244,145	$4,349,054
Restricted cash	1,453,428	3,133,126
Cash, restricted cash, and cash equivalents	$4,697,573	$7,482,180

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

As of March 31, 2023, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to accrue any interest and penalties associated with its tax obligations when paid. There were no income tax related interest or penalties for the periods ended March 31, 2023 and 2022.

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

Shares Outstanding consist of the following at March 31, 2023 and December 31, 2022:

	3/31/2023			12/31/2022
	Shares	Shares	Book Value	Shares	Shares	Book Value
	Authorized	Issued	per Share	Authorized	Issued	per Share
Series A Preferred Stock	10,000,000	110	$1,000	10,000,000	110	$1,000
(par value $0.01)
Common Stock	490,000,000	8000	$12.50	490,000,000	8000	$12.50
(par value $0.01)
Weighted Average Shares	500,000,000	8110	$25.89	500,000,000	8110	$25.89

The Company has not presented earnings (loss) per share on the accompanying statements of operations as such information is not meaningful.

Series A Preferred Stock has the following rights and privileges:

●	The shares of Series A Preferred Stock are senior to all classes and series of the Company’s stock, including shares of common stock of the Company.

●	Dividends on outstanding shares of Series A Preferred Stock accrue on a daily basis at the rate of 12.0% per annum, and will be cumulative from and including the date of issuance. Dividends on the shares of Series A Preferred Stock are be payable semiannually, in arrears, on June 30 and December 31 of each year, when, as and if authorized by the board of directors of the Company and declared by the Company.

●	The holders of shares of Series A Preferred Stock will not be entitled to vote in the election of directors or on any other matters submitted to the Company’s stockholders.

●	The Company’s outstanding shares of Series A Preferred Stock are subject to redemption, in whole or in part, at any time, upon notice by the Company to the record holder of the shares of Series A Preferred Stock to be redeemed.

●	In the event of any voluntary or involuntary liquidations, dissolution or winding up of the Company’s affairs, the holders of outstanding shares of Series A Preferred Stock will be entitled to be paid, out of the Company’s assets legally available for distribution, a liquidation preference per share of Series A Preferred Stock equal to $1,000 plus the amount of accrued and unpaid dividends.

●	Series A Preferred Stock is not convertible.

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

2. LIQUIDITY

The Company incurred a net loss of $2.56 million for the period ended March 31, 2023. On May 10, 2021, the Company entered into two new loan agreements with Starwood Property Mortgage, the details of which are discussed in Note 4. From inception through March 31, 2023, the Company had borrowed approximately $145.3 million to fund construction of the Property, with approximately $4.7 million remaining availability on its existing credit facilities as of March 31, 2023. If the Company is experiencing a cash shortfall, it may seek financing alternatives to meet its current obligations and pay operating costs.

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

	3/31/2023	12/31/2022
Land	$38,000,000	$38,000,000
Building and improvements	152,219,280	151,964,491
Furniture, fixtures and equipment	16,217,434	16,109,499
Real estate assets	206,436,714	206,073,990
Less: accumulated depreciation	(16,979,794)	(15,427,381)
Real estate asset, net	$189,456,920	$190,646,609

4. NOTES PAYABLE

Notes Payable consist of the following at March 31, 2023 and December 31, 2022:

	3/31/2023	12/31/2022
Senior Loan	$112,594,757	$112,103,770
Mezzanine Loan	32,688,800	32,546,256
Less: unamortized debt issuance costs	(2,248,314)	(2,655,312)
Notes payable, net of debt issuance costs	$143,035,243	$141,994,714

Contractual Debt Maturities

The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums discounts and debt issuance costs, as of March 31, 2023, and does not consider extension options available to the Company.

2023	-
2024	$145,283,557
2025	-
2026	-
2027	-
Thereafter	-
Total	$145,283,557

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

Additionally, on September 22, 2022, the Senior Loan Borrower and Mezz Borrower purchased two interest rate caps from Goldman Sachs Bank USA, one each for the Senior Loan and Mezz Loan. Both interest rate caps have a maturity of October 9, 2023, with notional values of $116,250,000 and $33,750,000, respectively, and a strike rate of 3.15%. The purpose of the interest rate caps is to protect the Mezz Borrower and Senior Loan Borrower from increases in the benchmark interest rate until October 9, 2023. The cost of the interest rate cap for the Senior Loan and Mezz Loan was $1,420,000 and $410,000, respectively. The fair value of the interest rate cap for the Senior Loan and Mezz Loan at March 31, 2023 was $1,490,878.

As of March 31, 2023 the Senior Loan had a principal balance of $112.6 million compared to a principal balance on December 31, 2022 of $112.1 million. The Mezz Loan had a principal balance of $32.7 million as of March 31, 2023 compared to a principal balance on December 31, 2022 of $32.5 million.

Aggregate interest expense related to the loans was approximately $3.7 million and $2 million for the three months ended March 31, 2023 and 2022, respectively.

Other

In connection with obtaining the prior Senior and Mezz Loans, the Prior Operating Company and Mezz Borrower incurred $3.25 million of debt issuance cost, which have been deferred and have been amortized fully upon refinancing of the loans in May 2021. In connection with the refinancing of the loans, the Prior Operating Company and Mezz Borrower, incurred an additional $2.24 million of debt issuance cost during the year ended December 31, 2021. The Company incurred an additional $2.58 million of financing costs in connection with the acquisition of the Property, which have been capitalized and are included in deferred loan costs. Amortization expense of debt issuance costs incurred totaled $406,998 and $405,232 for the three months ended March 31, 2023 and 2022, respectively.

5. RELATED PARTY TRANSACTIONS

The development activities of the Company are conducted by a related party, NP International USA, LLC in exchange for a development management fee. This development fee is payable in installments between the initial funding received by the Property Owner through 30 days after the scheduled project completion date. The development management fee is 5% of base hard cost as outlined in the Limited Liability Company agreement of the Property Owner, of which 44.5% is paid to a member in exchange for consulting services. There were no charges for the development management fee for the three months ended March 31, 2023 and March 31, 2022. There were no amounts payable for the development management fee at March 31, 2023 and December 31, 2022.

The construction management activities of the Company are conducted by a related party, NRI Construction LLC, in exchange for construction management fee. NRI Construction LLC is an affiliate entity of executives of the Company. This fee is payable in installments between the effective date of the commencement of the construction project through the scheduled project completion date. Charges for the construction management fee totaled approximately $12,275 and $20,000 for the three months ended March 31, 2023 and 2022, respectively. Amounts payable for the construction management fee at March 31, 2023 and December 31, 2022 were $12,275 and $0, respectively. The construction fees were included in construction in progress during the period the Property was under construction. These intercompany payables amounts were eliminated in consolidation.

The day to day operations and activities of the Company are conducted by a related party, NRI Real Token Advisors, LLC (the “Advisor”), in exchange for an advisory fee. NRI Real Token Advisors, LLC is an affiliate entity of executives of the Company. This fee is payable on a monthly basis in arrears based on the total gross revenue of the Property. Charges for the advisory fee totaled approximately $119,761 and $88,343 for the 3 months ended March 31, 2023 and 2022. Additionally, the Advisor is reimbursed for operational expenses by the Company. This includes, but is not limited to, salary and wage reimbursement, travel and supplies. Reimbursements for the Advisor totaled $0 for the three months ended March 31, 2023 and $0 for the three month period ended March 31, 2022. There were $0 charges payable to the Advisor for reimbursements at March 31, 2023 and $0 at December 31, 2022.

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

7. COMMITMENTS AND CONTINGENCIES

Legal Matters

The Company and its consolidated and combined subsidiaries are subject to certain claims and complaints that arise during the ordinary course of business. The Company is not aware of any claims or complaints that would have a significant effect on the financial position or results of operations of the Company if disposed of unfavorably.

Hotel Management Agreement

In November 2019, the Prior Operating Company entered into a Hotel Management Agreement (the “Management Agreement”) with a Hotel Management Company (the “Manager”) for an initial term of 10 years, commencing on the opening of the hotel at the Property. For services rendered as defined by the Management Agreement, the Manager will earn a base fee equal to the sum of (i) 3% of total revenues and (ii) 1% of food and beverage (“F&B”) area income, as defined within the Management Agreement. Additionally, the Manager is entitled to an annual incentive fee in the event that the net operating income, as defined, exceeds the projected net operating income set forth within each fiscal years approved budget. The aggregate of the base fees and incentive fees payable to the Manager in any given fiscal year may not exceed 5% of the sum of total revenues and F&B area income. The Manager was paid $152,188 and $206,864 for the periods ended March 31, 2023 and 2022 respectively. The manager was paid $190,654 and $174,282 for the incentive fee over those same respective periods.

Leasing Property Management Agreement

In July 2019, the Prior Operating Company became party to a Residential Property Management Agreement (the “Residential Agreement”) with Gables Residential Services, Inc. (the “Property Manager”) for the residential portion of the project. For services rendered as defined within the Residential Agreement, the Property Manager earns a fee equal to the greater of (i) 3% of gross receipts or (ii) $10,000 until the property reaches stabilization, defined as 93% occupancy of all leasable units. Upon stabilization, the Property Manager earns a fee equal to the greater of (i) 3% of gross receipts or (ii) $12,000. In no event shall the Property Manager earn more than 4% of gross receipts. The Property Manager was paid $77,113 and $60,828 for the three months ended March 31, 2023 and 2022, respectively, per the Residential Agreement.

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

Parking Facilities Management Agreement

On July 12, 2019, the Property Owner entered into a three-year Parking Facilities Management Agreement with Legacy Parking Company, LLC (“Legacy”). Legacy provides 24/7 operational and management services for the parking facility at the Property, including the preparation of annual budgets and the collection of parking revenues. The Property Owner pays Legacy a base, annual management fee of $15,000, paid in monthly installments, as well as an incentive management fee equal to 9.5% of the net operating income of the parking facility (generally, parking revenues minus operating expenses) in excess of (a) $500,000 for the first year and (b) $600,000 for the remainder of the term subject to a cap of 4% of the annual parking revenues. The agreement automatically renews for one-year terms unless otherwise terminated by either party. Each of Property Owner and Legacy may terminate the agreement with a 30-days’ notice (in the case of Property Owner) and a 60-days’ notice (in the case of Legacy). Legacy was paid $5,517 and $5,852 for the three months ended March 31, 2023 and 2022, respectively per the Parking Facilities Management Agreement.

Shared Facilities Management Agreement

On May 28, 2020, Property Owner entered into a Shared Facilities Management Agreement effective as of February 1, 2020, with NPI Management, Inc. (“NPI Management”), an affiliate of the Operating Partnership, for the Paseo de la Riviera project. NPI Management performs certain management, maintenance and other administrative duties required to be performed under the Declaration of Covenants, Restrictions and Easements for the property. NPI Management receives reimbursements for costs including “burden on labor” and overhead as well as a shared facilities fee. The Shared Facilities Management Agreement had an initial term ending on February 1, 2021 and automatically renews for one year periods unless otherwise terminated by the parties. The Shared Facilities Management Agreement was automatically extended at the end of the initial term. Each of the Property Owner and NPI Management may terminate the Shared Facilities Management Agreement without cause with 30-days’ notice. The shared facilities fee was $167,786 and $152,442 for the three months ended March 31, 2023 and 2022. These amounts are recorded as an expense in the current year and are classified in the due to affiliates balance on the Company’s balance sheet.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis provides information we believe is relevant to an assessment and understanding of our results of operations, financial condition, liquidity and cash flows for the periods presented below. This discussion should be read in conjunction with the interim unaudited consolidated financial statements and related notes contained elsewhere in this Quarterly Report and in conjunction with the audited consolidated financial statements and related notes for the year ended December 31, 2022, our “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2022 (the “2022 Annual Report”), filed with the SEC. As discussed in the section above titled “Cautionary Note Regarding Forward-Looking Statements,” the following discussion contains forward-looking statements that are based upon our current expectations, including with respect to our future revenues and operating results. Our actual results may differ materially from those anticipated in such forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included under Part II, Item 1A below as well as in the 2022 Annual Report.

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

As of the date of this Quarterly Report, we own only the Property.

Market Outlook

According to a February 8, 2023, report from STR, Inc., the Miami market continued to recover strongly in 2022. The Miami market’s gross operating profit per available room (“GOPAR”) surpassed 2019 levels, with the metric ending the year at 155% of the comparable 2019 level.

Recent Developments

In connection with the Senior Loan (as defined below) and Mezzanine Loan (as defined below), we expect our cash flows to continue to be impacted due to requirements to purchase interest rate caps under the respective loan agreements, as well as the increase in interest rates. We have also seen an increase in property insurance premiums for the Property. Our current property insurance policy premium increased from $870,000 in 2022 to $1.3 million in 2023.

Liquidity and Capital Resources

Overview

As of March 31, 2023, we owned only the Property. We developed the Property with the capital investment provided by the Sponsor and a prior investor whose interest was repurchased with substantially all of the proceeds of the Offering. Operating cash needs during the three months ended March 31, 2023 and 2022 were met through cash flow generated by the Property, equity capital contributions and proceeds from the Senior Loan and Mezzanine Loan. See “Liquidity and Capital Resources—Debt.”

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

Mezzanine Loan

On November 19, 2021, 1350 S Dixie Mezz Borrower, LLC (“Mezzanine Borrower”), amended and restated its existing $33,750,000 mezzanine loan agreement with Starwood Property Mortgage SUB-12-A, L.L.C as initial lender and administrative agent on behalf of itself and future lenders as part of the refinancing of the Property. The Mezzanine Loan is secured by a pledge by Mezzanine Borrower of its 100% ownership interest in 1350 S Dixie LLC. The Mezzanine Loan has an initial maturity date of May 9, 2024, with two options to extend for one year each. The conditions for each extension include (i) payment of an extension fee equal to 0.25% of the principal balance of the Loan being extended, (ii) with respect to the first extension option, the property must have achieved a debt yield of not less than 6.50%, and with respect to the second option, the property must have achieved a Debt Yield of not less than 7.25%

Prior to the September 2022 Amendments, the Mezzanine Loan bore interest at 11.138890% over Libor (with a Libor floor of .25%) per annum, but was reducible to 10.88890% over Libor per annum if the Administrative Agent determined that the Property had achieved a Debt Yield of not less than 6.75% for one calendar quarter. Generally, if means do not exist for determining Libor, or a different index is being used in the market, an alternative index and spread will be used, which is intended to result in an interest rate charged to borrower equivalent to the interest rate being charged at the time Libor is discontinued as the index.

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

In addition, the Senior Loan interest rate was amended to bear interest at 2.35% over the Term SOFR (as defined in each loan) per annum, but reduces to 2.10% over the Term SOFR per annum if the Administrative Agent determines that the Property has achieved a Debt Yield of not less than 6.75% for one calendar quarter. The Administrative Agent has since determined that the Property has achieved the requisite Debt Yield and the applicable interest rate was reduced accordingly, effective beginning with the interest payment for the period from March 9, 2023 through April 9, 2023. The Term SOFR maintains a floor of 0.15%.

The Mezzanine Loan interest rate was amended to bear interest at 11.23889% over the Term SOFR (as defined in each loan) per annum, but reduces to 10.98889% over the Term SOFR per annum if the Administrative Agent determines that the Property has achieved a Debt Yield of not less than 6.75% for one calendar quarter. The Administrative Agent has since determined that the Property has achieved the requisite Debt Yield and the applicable interest rate was reduced accordingly, effective beginning with the interest payment for the period from March 9, 2023 through April 9, 2023. The Term SOFR maintains a floor of 0.15%.

Under both amendments, the Company was required to purchase an Interest Rate Cap Agreement for a term of one year (with extensions or a new agreement to be in effect until the initial maturity date) at a strike price equal 3.15%. Any proceeds from the Interest Rate Cap Agreements entered into were assigned to the Lenders under the Senior Loan and Mezzanine loan as collateral. Total proceeds for the twelve months ended December 31, 2022 were $633,531 and are included in interest expense on the statement of operations. Total proceeds for the three months ended March 31, 2022 were $962,609. Both Interest Rate Cap Agreements have a maturity of October 9, 2023, and notional values of $116,250,000 and $33,750,000, respectively, for the Senior Loan and Mezzanine Loan. The purpose of the Interest Rate Cap Agreements is to protect the Company from increases in the benchmark interest rate until October 9, 2023. The cost of the two Interest Rate Cap Agreements was $1,420,000 for the Senior Loan and $410,000 for the Mezzanine Loan.

Results of Operations

The following sections contain comparisons of our results of operations for the three months ended March 31, 2023 compared to the three ended March 31, 2022.

Three months ended March 31, 2023 compared to the three ended March 31, 2022

Revenue

Total revenue was $11.3 million and $9.2 million for the three months ended March 31, 2023 and 2022, respectively. Total revenue for the three months ended March 31, 2023 included $7.0 million in hotel and restaurant revenue (which includes $4.0 million in room revenue and $3.0 million food and beverage revenue), $2.6 million residential rental and other property income, $0.4 million parking revenue and $1.3 million other revenue. Total revenue for the three months ended March 31, 2022 included $6.3 million in hotel and restaurant revenue (which includes $3.2 million in room revenue and $3.1 million food and beverage revenue), $2.0 million residential rental and other property income, $0.4 million parking revenue and $.5 million other revenue. The Hotel’s performance is trending positively comparable to 2022, with room revenue reporting a 24% increase compared to the three months ended March 31, 2022. We expect that room revenue and food and beverage revenue as well will increase in future periods as a result of higher occupancy and increased restaurant demand.

We expect residential revenue will increase in future periods as a result of renewing leases and signing new leases at increased market rents relative to in-place rents.

Operating Expenses

Hotel and Restaurant Operating Expenses

Hotel and restaurant operating expenses were $6.5 million and $5.1 million for the three months ended March 31, 2023 and 2022, respectively. These hotel and restaurant operating expenses consisted primarily of salaries and wages. We expect hotel and restaurant operating expense to increase due to increased occupancy adding labor and occupied room costs and increased covers at the restaurant adding additional cost of goods sold as well as higher labor cost and increased insurance costs.

Residential Property Operating Expenses

Residential property operating expenses were $1.0 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. These residential property operating expenses consisted primarily of salaries and wages and marketing. We expect residential property operating expense to increase slightly as a result of unit maintenance related to the first unit turnover.

Parking Operating Expenses

Parking operating expenses was $0.3 million and $.2 million for the three months ended March 31, 2023 and 2022. These parking operating expenses consisted primarily of salaries and wages. We expect parking operating expenses to increase in the future due to additional valet personnel related to increased occupancy and higher food and beverage demand.

Other Operating Expenses

Other operating expenses were $0.9 million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively. These other operating expenses consisted primarily of shared facilities expenses. We expect other operating expense to increase in the future as a result of higher occupancy within the retail component of the Property.

Depreciation Expense

Depreciation expense was $1.6 million and $1.5 million for the three months ended March 31, 2023 and 2022. These depreciation expenses were related to depreciation of the real estate asset. We expect these amounts to remain fairly consistent as construction is mostly complete.

Interest Expense

Interest expense was $3.7 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. Interest expense in this period related primarily to the Senior Loan and the Mezzanine Loan. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings.

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

The table below sets forth our ADR with respect to the hotel at the Property for the three months ended March 31, 2023.

	Three Months Ended March 31,
	2023	2022
Average Daily Rate (ADR)	$253.62	$232.35

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

The table below sets forth our average annual Hotel Occupancy with respect to the hotel at the Property for the three months ended March 31, 2023, and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
Hotel Occupancy	71.3%	62.7%

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

The table below sets forth our RevPar with respect to the hotel at the Property for the three months ended March 31, 2023, and 2022, respectively.

	Three Months Ended March 31,
	2023	2022
Revenue per Available Room (RevPar)	$180.80	$145.60

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

The table below sets forth our Leased Occupancy with respect to the apartments and retail components at the Property as of March 31, 2023, and 2022, respectively.

Apartment Component – Leased Occupancy

As of Date	Leased Occupancy
March 31, 2023	99.0%
March 31, 2022	99.5%

Retail Component – Leased Occupancy

As of Date	Leased Occupancy
March 31, 2023	86.0%
March 31, 2022	51.4%

Lease Terms

Our hotel, commercial and retail properties are subject to lease agreements with us. Below is a schedule summarizing the Property’s current leases and their expected expirations as of March 31, 2023.

Tenant	Lease Expiration	Type
NRI Real Token Tenant, LLC	11/19/2024	Hotel
My Salon	12/2/2030	Retail
Legends Hospitality	12/31/2032	Retail
Rebecca Lenard, DMD, P.A.	2/28/2033	Retail
Crema Gourmet	8/31/2033(1)	Retail
Zuri Aesthetics	8/31/2033(1)	Retail

(1)	The Lease Term begins on the Rent Commencement Date and continues for 10 Lease Years. The Rent Commencement Date is the earlier of August 13, 2023 or the date that Tenant opens for business in the premises. Once the Rent Commencement Date is ascertainable the Landlord and Tenant will enter into a supplemental agreement to fix the date of expiration of the Lease Term.

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

Income Taxes

The Company believes it has been organized and operated in a manner so as to qualify as a REIT commencing with its taxable year ending December 31, 2022, and has elected to be taxed as a REIT under Sections 856 through 860 of the Code commencing with such year. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it distribute annually at least 90% of its REIT taxable income, subject to certain adjustments and excluding any net capital gain, to stockholders. The Company’s intention is to adhere to the REIT qualification requirements and to maintain its qualification for taxation as a REIT. As a REIT, the Company is generally not subject to U.S. federal corporate income tax on the portion of taxable income that is distributed to stockholders. If the Company fails to qualify for taxation as a REIT in any taxable year, the Company will be subject to U.S. federal income taxes at the regular corporate rate and it may not be able to qualify as a REIT for four subsequent taxable years. As a REIT, the Company may be subject to certain state and local taxes on its income and property, and to U.S. federal income and excise taxes on undistributed taxable income. Taxable income from non-REIT activities managed through the Company’s TRS is subject to U.S. federal, state, and local income taxes at the applicable rates. The TRS accounts for income taxes using the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to the differences between the financial statement carrying amounts of existing assets and liabilities and their respective income tax basis, and for net operating loss, capital loss and tax credit carryforwards. The deferred tax assets and liabilities are measured using the enacted income tax rates in effect for the year in which those temporary differences are expected to be realized or settled. The effect on the deferred tax assets and liabilities from a change in tax rates is recognized in earnings in the period when the new rate is enacted. However, deferred tax assets are recognized only to the extent that it is more likely than not that they will be realized based on consideration of all available evidence, including the future reversals of existing taxable temporary differences, future projected taxable income and tax planning strategies. Valuation allowances are provided if, based upon the weight of the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. The Company performs an annual review for any uncertain tax positions and, if necessary, will record the expected future tax consequences of uncertain tax positions in the consolidated financial statements.

Off-Balance Sheet Arrangements

As of March 31, 2023 and 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with the preparation of this Quarterly Report, as of March 31, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023, the end of the period covered by this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of March 31, 2023, the end of the period covered by this Quarterly Report.

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

Item 1A. Risk Factors

During the three months ended March 31, 2023, there have been no material changes to the risk factors disclosed in the 2022 Annual Report.

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

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC.

Date: August 2, 2023	By:	/s/ Brent Reynolds
Brent Reynolds Chief Executive Officer, President and Director
(principal executive officer)

Date: August 2, 2023	By:	/s/ Timothy A. O’Neill
Timothy A. O’Neill
Chief Investment Officer and Director
(principal financial and accounting officer)

