Form 10-Q
period 2023-06-30
NRI Real Estate Investment & Technology, Inc.
filed 2023-08-11
CIK 1877561

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 10, 2023, 8,000 shares of common stock, 110 shares of Series A Preferred Stock and no shares of any other class or series of stock of the Company are issued and outstanding.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

INDEX TO FINANCIAL STATEMENTS

NRI Real Estate Investment and Technology, Inc. & Subsidiaries

Condensed Consolidated and Combined Financial Statements

For the Three and Six Months Ended June 30, 2023 and 2022

(Unaudited)

Condensed Consolidated and Combined Balance Sheets June 30, 2023 (Unaudited) and December 31, 2022 (Audited)	2
Condensed Consolidated and Combined Statements of Operations (Unaudited)	3
Condensed Consolidated and Combined Statements of Equity (Unaudited)	4
Condensed Consolidated and Combined Statements of Cash Flows (Unaudited)	5
Notes to Consolidated Financial Statements (Unaudited)	6

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED & COMBINED BALANCE SHEETS

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Cash & Cash Equivalents	$1,490,140	$3,108,974
Restricted cash	1,680,215	2,441,674
Accounts receivable	648,034	428,732
Prepaid expenses and other assets	970,118	502,811
Other Assets	1,147,413	2,102,589
Real estate asset, net	189,012,031	190,646,609
Total assets	$194,947,951	$199,231,389
Liabilities and members’ equity
Accounts payable	$1,093,925	$2,549,092
Accrued expense and other liabilities	4,029,815	3,074,240
Notes Payable, net of debt issuance costs	144,567,955	141,994,714
Due to affiliates	1,967,385	1,533,317
Total liabilities	151,659,080	149,151,363
Series A Preferred Stock	1	1
Common Stock	80	80
Additional paid in capital	175,796	188,167
Stockholders Equity	16,479,603	21,150,431
Non-Controlling members’ equity	26,192,807	28,568,758
Accumulated other comprehensive income	440,584	172,589
Total equity	43,288,871	50,080,026
Total liabilities and members’ equity	$194,947,951	$199,231,389

Please see accompanying Notes to the Consolidated and Combined Financial Statements

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (unaudited)

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Revenue
Hotel and restaurants revenue:
Rooms	$2,396,718	$2,879,809	$6,383,383	$6,090,195
Food and beverage	2,471,774	2,680,292	5,317,942	5,734,077
Other hotel revenue	181,306	30,486	315,781	66,445
Total hotel and restaurants revenue	5,049,798	5,590,587	12,017,106	11,890,717
Residential rental and other property income	2,650,822	2,057,065	5,246,958	4,084,114
Parking	302,167	318,421	688,519	692,276
Other revenue	553,953	422,275	1,899,800	871,300
Total revenue	8,556,740	8,388,348	19,852,383	17,538,407
Operating expenses:
Hotel and restaurants operating expenses	5,479,047	5,134,613	11,978,003	10,186,245
Residential property operating expenses	1,092,727	914,326	2,083,514	1,884,195
Parking operating expenses	275,145	272,285	546,638	510,041
Other operating expenses	725,754	828,204	1,576,807	1,495,914
Depreciation expense	1,560,418	1,543,052	3,113,734	3,088,228
Total operating expenses	9,133,091	8,692,480	19,298,696	17,164,623
Income (loss) from operations	(576,351)	(304,132)	553,687	373,784
Other income (expense):
Interest income	653	451	1,332	467
Interest expense	(3,918,737)	(2,201,045)	(7,607,569)	(4,197,700)
Total other income (expense)	(3,918,084)	(2,200,594)	(7,606,237)	(4,197,233)
Net loss	(4,494,435)	(2,504,726)	(7,052,550)	(3,823,449)
Series A preferred dividends	(6,600)	(5,610)	(6,600)	(5,610)
Net loss attributable to common stockholders	(4,501,035)	(2,510,336)	(7,059,150)	(3,829,059)
Other comprehensive income
Unrealized gain on investment securities	297,890		267,995
Comprehensive loss	$(4,203,145)	$(2,510,336)	$(6,791,155)	$(3,829,059)
Net loss attributable to non-controlling members	$(1,573,951)	$(877,155)	$(2,469,803)	$(1,338,972)
Net loss attributable to stockholders	$(2,920,484)	$(1,627,571)	$(4,582,747)	$(2,484,477)

Please see accompanying Notes to the Consolidated and Combined Financial Statements

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED & COMBINED STATEMENTS OF EQUITY (unaudited)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2023 AND 2022

	Stockholders’ Equity						Partners’ Equity
	Series A preferred stock			Common Stock			Op Units
	Series A preferred stock	Additional paid in capital	Total Series A preferred stock	Common Stock	Additional paid in capital	Total Common Stock	NRI Real Token Thesis LLC	1350 S Dixie Holdings, LLC	NPI South Dixie, LLC	NRI Real Token, LP	Additional Paid in Capital	NRI Real Token Inc	NRI Real Token Advisors LLC	Partners’ Equity	Total Partners’ Equity	Accmulated other comprehensive income	Total Equity	Less: Non-Controlling Interest	Stockholders Equity
Balance at December 31, 2022	$1	$97,789	$97,790	$80	$90,378	$90,458	$38,255,632	$-	$-	$4,699,890	$6,763,667	$-	$-	$-	$49,719,189	$172,589	$50,080,026	$28,568,758	$21,511,268
Other comprehensive income			-			-									-	(29,895)	(29,895)	(10,469)	(19,426)
Net loss			-		(1,966)	(1,966)				(2,556,149)					(2,556,149)		(2,558,115)	(895,852)	(1,662,263)
Balance at March 31, 2023	$1	$97,789	$97,790	$80	$88,412	$88,492	$38,255,632	$-	$-	$2,143,741	$6,763,667	$-	$-	$-	$47,163,040	$142,694	$47,492,016	$27,662,437	$19,829,579
Other comprehensive income			-			-									-	297,890	297,890	104,321	193,569
Series A preferred Dividends		(6,600)	(6,600)			-									-		(6,600)		(6,600)
Net loss			-		(3,805)	(3,805)				(4,490,630)					(4,490,630)		(4,494,435)	(1,573,951)	(2,920,484)
Balance at June 30, 2023	$1	$91,189	$91,190	$80	$84,607	$84,687	$38,255,632	$-	$-	$(2,346,889)	$6,763,667	$-	$-	$-	$42,672,410	$440,584	$43,288,871	$26,192,807	$17,096,064

Balance at December 31, 2021	$-	$-	$-	$-	$-	$-	$38,255,632	$-	$-	$15,693,788	$6,763,667	$-	$-	$-	$60,713,087	$-	$60,713,087	$32,361,722	$28,351,365
Issuance of Stock	1	109,999	110,000	10	12,990	13,000									-		123,000		123,000
Syndication Costs			-			-				(17,250)					(17,250)		(17,250)	(6,041)	(11,209)
Net loss			-		(1,674)	(1,674)				(1,317,049)					(1,317,049)		(1,318,723)	(461,817)	(856,906)
Balance at March 31, 2022	$1	$109,999	$110,000	$10	$11,316	$11,326	$38,255,632	$-	$-	$14,359,489	$6,763,667	$-	$-	$-	$59,378,788	$-	$59,500,114	$31,893,864	$27,606,250
Issuance of Stock			-	70	86,930	87,000									-		87,000		87,000
Series A preferred Dividends		(5,610)	(5,610)			-									-		(5,610)		(5,610)
Net loss			-		(5,069)	(5,069)				(2,499,657)					(2,499,657)		(2,504,726)	(877,155)	(1,627,571)
Balance at June 30, 2022	$1	$104,389	$104,390	$80	$93,177	$93,257	$38,255,632	$-	$-	$11,859,832	$6,763,667	$-	$-	$-	$56,879,131	$-	$57,076,778	$31,016,709	$26,060,069

Please see accompanying Notes to the Consolidated and Combined Financial Statements

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC. & SUBSIDIARIES

CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS (unaudited)

	Six months ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(7,052,550)	$(3,823,449)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation expense	3,113,734	3,088,228
Amortization of debt issuance costs	813,997	812,232
Changes in operating assets and liabilities:
Accounts Receivable	(219,302)
Other Assets	1,223,170	545,858
Prepaid expenses and other assets	(467,307)	(490,803)
Accounts payable	(1,021,099)	(1,492,078)
Accrued expenses and other liabilities	955,575	255,885
Net cash used in operating activities	(2,653,782)	(1,104,127)
Cash flows from investing activities
Additions to real estate asset	(1,479,156)	(670,169)
Net cash used in investing activities	(1,479,156)	(670,169)
Cash flows from financing activities
Mortgage note proceeds	1,759,245	1,261,432
Contributions from members, net		110,000
Series A preferred dividends	(6,600)	(5,610)
Subscription Receivable		1,825,000
Syndication cost		(17,250)
Net cash provided by financing activities	1,752,645	3,173,572
Net (decrease) increase in cash, restricted cash and cash equivalents	(2,380,293)	1,399,276
Cash, restricted cash and cash equivalents at beginning of period	5,550,648	4,608,920
Cash, restricted cash and cash equivalents at end of period	$3,170,355	$6,008,196
Supplemental cash flow disclosure
Cash paid for interest	$6,502,091	$3,004,975
Non-cash investing and financing activities:
Interest capitalized in notes payable	$-	$312,087
Accounts payable, accrued expenses and due to affiliates included in real estate asset	$-	$139,868

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

Under consolidation guidance, we have determined that our Operating Partnership is a variable interest entity because the holders of limited partnership interests do not have substantive kick-out rights or participating rights. Furthermore, we are the primary beneficiary of the Operating Partnership because we have the obligation to absorb losses and the right to receive benefits from the Operating Partnership and the exclusive power to direct the activities of the Operating Partnership. As of June 30, 2023 and 2022, the assets and liabilities of the Company and the Operating Partnership are substantially the same, as the Company does not have any significant assets other than its investment in the Operating Partnership.

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

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated statements of cash flows at June 30, 2023 and 2022:

	6/30/2023	6/30/2022
Cash and cash equivalents	$1,490,140	$2,458,642
Restricted cash	1,680,215	3,549,554
Cash, restricted cash, and cash equivalents	$3,170,355	$6,008,196

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

As of June 30, 2023, the Company does not believe it has any uncertain tax positions that would result in the Company having a liability to the taxing authority. It is the Company’s policy to accrue any interest and penalties associated with its tax obligations when paid. There were no income tax related interest or penalties for the periods ended June 30, 2023 and 2022.

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

Description of Securities

The Company is authorized to issue 490,000,000 shares of common stock, $0.01 par value per share (“common stock”), and 10,000,000 shares of preferred stock, $0.01 par value per share (“preferred stock”). The charter authorizes the board of directors, with the approval of a majority of the entire board and without any action on the part of stockholders, to amend the charter to increase or decrease the aggregate number of shares of stock that the Company is authorized to issue or the number of authorized shares of any class or series of stock of the Company. As of June 30, 2023, 8,000 shares of common stock, 110 shares of Series A Preferred Stock of the Company are issued and outstanding. Under Maryland law, stockholders generally are not liable for a corporation’s debts or obligations.

Shares Outstanding consist of the following at June 30, 2023 and June 30, 2022:

	6/30/2023			6/30/2022
	Shares	Shares	Book Value	Shares	Shares	Book Value
	Authorized	Issued	per Share	Authorized	Issued	per Share
Series A Preferred Stock	10,000,000	110	$1,000	10,000,000	110	$1,000
(par value $0.01)
Common Stock	490,000,000	8000	$12.50	490,000,000	8000	$12.50
(par value $0.01)
Weighted Average Shares	500,000,000	8110	$25.89	500,000,000	8110	$25.89

The Company has not presented earnings (loss) per share on the accompanying statements of operations as such information is not meaningful.

Series A Preferred Stock has the following rights and privileges:

●	The shares of Series A Preferred Stock are senior to all classes and series of the Company’s stock, including shares of common stock of the Company.

●	Dividends on outstanding shares of Series A Preferred Stock accrue on a daily basis at the rate of 12.0% per annum, and will be cumulative from and including the date of issuance. Dividends on the shares of Series A Preferred Stock are be payable semiannually, in arrears, on June 30 and December 31 of each year, when, as and if authorized by the board of directors of the Company and declared by the Company.

●	The holders of shares of Series A Preferred Stock will not be entitled to vote in the election of directors or on any other matters submitted to the Company’s stockholders.

●	The Company’s outstanding shares of Series A Preferred Stock are subject to redemption, in whole or in part, at any time, upon notice by the Company to the record holder of the shares of Series A Preferred Stock to be redeemed.

●	In the event of any voluntary or involuntary liquidations, dissolution or winding up of the Company’s affairs, the holders of outstanding shares of Series A Preferred Stock will be entitled to be paid, out of the Company’s assets legally available for distribution, a liquidation preference per share of Series A Preferred Stock equal to $1,000 plus the amount of accrued and unpaid dividends.

●	Series A Preferred Stock is not convertible.

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

2. LIQUIDITY

The Company incurred a net loss of $7.1 million for the six months ended June 30, 2023. On May 10, 2021, the Company entered into two new loan agreements with Starwood Property Mortgage, the details of which are discussed in Note 4. From inception through June 30, 2023, the Company had borrowed approximately $146.4 million to fund construction of the Property, with approximately $3.6 million remaining availability on its existing credit facilities as of June 30, 2023. The Company anticipates capital needs through the end of 2023 and is considering raising capital through a Series B offering by its operating partnership NRI Real Token, LP.

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

	6/30/2023	12/31/2022
Land	$38,000,000	$38,000,000
Building and improvements	153,224,150	151,964,491
Furniture, fixtures and equipment	16,328,996	16,109,499
Real estate assets	207,553,146	206,073,990
Less: accumulated depreciation	(18,541,116)	(15,427,381)
Real estate asset, net	$189,012,030	$190,646,609

4. NOTES PAYABLE

Notes Payable consist of the following at June 30, 2023 and December 31, 2022:

	6/30/2023	12/31/2022
Senior Loan	$113,466,004	$112,103,770
Mezzanine Loan	32,943,267	32,546,256
Less: unamortized debt issuance costs	(1,841,316)	(2,655,312)
Notes payable, net of debt issuance costs	$144,567,955	$141,994,714

Contractual Debt Maturities

The following table summarizes the contractual debt maturities and scheduled amortization payments, excluding debt premiums discounts and debt issuance costs, as of June 30, 2023, and does not consider extension options available to the Company.

2023	-
2024	$146,409,271
2025	-
2026	-
2027	-
Thereafter	-
Total	$146,409,271

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

Additionally, on September 22, 2022, the Senior Loan Borrower and Mezz Borrower purchased two interest rate caps from Goldman Sachs Bank USA, one each for the Senior Loan and Mezz Loan. Both interest rate caps have a maturity of October 9, 2023, with notional values of $116,250,000 and $33,750,000, respectively, and a strike rate of 3.15%. The purpose of the interest rate caps is to protect the Mezz Borrower and Senior Loan Borrower from increases in the benchmark interest rate until October 9, 2023. The cost of the interest rate cap for the Senior Loan and Mezz Loan was $1,420,000 and $410,000, respectively. The fair value of the interest rate cap for the Senior Loan and Mezz Loan at June 30, 2023 was $1,047,413.

As of June 30, 2023 the Senior Loan had a principal balance of $113.5 million compared to a principal balance on December 31, 2022 of $112.1 million. The Mezz Loan had a principal balance of $32.9 million as of June 30, 2023 compared to a principal balance on December 31, 2022 of $32.5 million.

Aggregate interest expense related to the loans was approximately $3.9 million and $7.6 million for the three and six months ended June 30, 2023, respectively, and $2.2 million and $4.2 million for the three and six months ended June 30, 2022, respectively. The increase in interest expense resulted from an increase in the principal balances on the Senior and Mezz Loans to $146.4 from $141.9 million as of June 30, 2023 and 2022, respectively, from draws on our unfunded reserves under the loan during the period, and an increase in the SOFR index rate from 1.50% to 5.09% as of such dates.

Other

In connection with obtaining the prior Senior and Mezz Loans, the Prior Operating Company and Mezz Borrower incurred $3.25 million of debt issuance cost, which have been deferred and have been amortized fully upon refinancing of the loans in May 2021. In connection with the refinancing of the loans, the Prior Operating Company and Mezz Borrower, incurred an additional $2.24 million of debt issuance cost during the year ended December 31, 2021. The Company incurred an additional $2.58 million of financing costs in connection with the acquisition of the Property, which have been capitalized and are included in deferred loan costs. Amortization expense of debt issuance costs incurred totaled $406,999 and $813,997 for the three and six months ended June 30, 2023, respectively, and $406,998 and $812,231 for the three and six months ended June 30, 2022, respectively.

5. RELATED PARTY TRANSACTIONS

The development activities of the Company are conducted by a related party, NP International USA, LLC in exchange for a development management fee. This development fee is payable in installments between the initial funding received by the Property Owner through 30 days after the scheduled project completion date. The development management fee is 5% of base hard cost as outlined in the Limited Liability Company agreement of the Property Owner, of which 44.5% is paid to a member in exchange for consulting services. There were no charges for the development management fee for the three and six months ended June 30, 2023 and June 30, 2022. There were no amounts payable for the development management fee at June 30, 2023 and December 31, 2022.

The construction management activities of the Company are conducted by a related party, NRI Construction LLC, in exchange for construction management fee. NRI Construction LLC is an affiliate entity of executives of the Company. This fee is payable in installments between the effective date of the commencement of the construction project through the scheduled project completion date. Charges for the construction management fee totaled approximately $44,861 and $57,135 for the three and six months ended June 30, 2023, respectively, and $30,000 and $80,000 for the three and six months ended June 30, 2022, respectively. Amounts payable for the construction management fee at June 30, 2023 and December 31, 2022 were $57,135 and $0, respectively. The construction fees were included in construction in progress during the period the Property was under construction. These intercompany payables amounts were eliminated in consolidation.

The day to day operations and activities of the Company are conducted by a related party, NRI Real Token Advisors, LLC (the “Advisor”), in exchange for an advisory fee. NRI Real Token Advisors, LLC is an affiliate entity of executives of the Company. This fee is payable on a monthly basis in arrears based on the total gross revenue of the Property. Charges for the advisory fee totaled approximately $107,829 and $227,591 for the three and six months ended June 30, 2023, respectively, and $94,502 and $182,845 for the three and six months ended June 30, 2022, respectively. Additionally, the Advisor is reimbursed for operational expenses by the Company. This includes, but is not limited to, salary and wage reimbursement, travel and supplies. Reimbursements for the Advisor totaled $0 for both the three and six months ended June 30, 2023 and $63,025 and $125,038 for the three and six months ended June 30, 2022, respectively. There were $0 charges payable to the Advisor for reimbursements at June 30, 2023 and $0 at December 31, 2022.

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

Hotel Management Agreement

In November 2019, the Prior Operating Company entered into a Hotel Management Agreement (the “Management Agreement”) with a Hotel Management Company (the “Manager”) for an initial term of 10 years, commencing on the opening of the hotel at the Property. For services rendered as defined by the Management Agreement, the Manager will earn a base fee equal to the sum of (i) 3% of total revenues and (ii) 1% of food and beverage (“F&B”) area income, as defined within the Management Agreement. Additionally, the Manager is entitled to an annual incentive fee in the event that the net operating income, as defined, exceeds the projected net operating income set forth within each fiscal years approved budget. The aggregate of the base fees and incentive fees payable to the Manager in any given fiscal year may not exceed 5% of the sum of total revenues and F&B area income. The Manager was paid management fees of $102,232 and $254,419 for the three and six months ended June 30, 2023, respectively, and $113,897 and $241,825 for the three and six months ended June 30, 2022, respectively. The manager was paid incentive fees of $209,732 and $400,386 for the three and six months ended June 30, 2023, respectively, and $210,033 and $384,315 for the three and six months ended June 30, 2022, respectively.

Leasing Property Management Agreement

In July 2019, the Prior Operating Company became party to a Residential Property Management Agreement (the “Residential Agreement”) with Gables Residential Services, Inc. (the “Property Manager”) for the residential portion of the project. For services rendered as defined within the Residential Agreement, the Property Manager earns a fee equal to the greater of (i) 3% of gross receipts or (ii) $10,000 until the property reaches stabilization, defined as 93% occupancy of all leasable units. Upon stabilization, the Property Manager earns a fee equal to the greater of (i) 3% of gross receipts or (ii) $12,000. In no event shall the Property Manager earn more than 4% of gross receipts. The Property Manager was paid $79,277 and $156,390 for the three and six months ended June 30, 2023, respectively, and $61,394 and $122,221 for the three and six months ended June 30, 2022, respectively, per the Residential Agreement.

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

Parking Facilities Management Agreement

On July 12, 2019, the Property Owner entered into a three-year Parking Facilities Management Agreement with Legacy Parking Company, LLC (“Legacy”). Legacy provides 24/7 operational and management services for the parking facility at the Property, including the preparation of annual budgets and the collection of parking revenues. The Property Owner pays Legacy a base, annual management fee of $15,000, paid in monthly installments, as well as an incentive management fee equal to 9.5% of the net operating income of the parking facility (generally, parking revenues minus operating expenses) in excess of (a) $500,000 for the first year and (b) $600,000 for the remainder of the term subject to a cap of 4% of the annual parking revenues. The agreement automatically renews for one-year terms unless otherwise terminated by either party. Each of Property Owner and Legacy may terminate the agreement with a 30-days’ notice (in the case of Property Owner) and a 60-days’ notice (in the case of Legacy). Legacy was paid $9,462 and $14,979 for the three and six months ended June 30, 2023, respectively, and $3,750 and $9,602 for the three and six months ended June 30, 2022, respectively, per the Parking Facilities Management Agreement.

Shared Facilities Management Agreement

On May 28, 2020, Property Owner entered into a Shared Facilities Management Agreement effective as of February 1, 2020, with NPI Management, Inc. (“NPI Management”), an affiliate of the Operating Partnership, for the Paseo de la Riviera project. NPI Management performs certain management, maintenance and other administrative duties required to be performed under the Declaration of Covenants, Restrictions and Easements for the property. NPI Management receives reimbursements for costs including “burden on labor” and overhead as well as a shared facilities fee. The Shared Facilities Management Agreement had an initial term ending on February 1, 2021 and automatically renews for one year periods unless otherwise terminated by the parties. The Shared Facilities Management Agreement was automatically extended at the end of the initial term. Each of the Property Owner and NPI Management may terminate the Shared Facilities Management Agreement without cause with 30-days’ notice. The shared facilities fee was $266,352 and $434,138 for the three and six months ended June 30, 2023, respectively, and $152,442 and $304,884 for the three and six months ended June 30, 2022, respectively. These amounts are recorded as an expense in the current year and are classified in the due to affiliates balance on the Company’s balance sheet.

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

Market Outlook

According to an August 4, 2023, report from STR, Inc., the Miami market gross operating profit per available room (“GOPAR”) for the month of June 2023 decreased to 90% of 2022 levels.

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

The company anticipates capital needs through the end of 2023 and is considering raising $6,000,000 through an offering of Series B Preferred shares by its operating partnership NRI Real Token, LP over the next several weeks. That capital would be deployed towards a number of expenses, including the purchase an interest rate cap for the period October 9, 2023 through May 4, 2024; operating shortfalls, including insurance policy premiums, increased debt service requirements, satisfying certain deferred accounts payables, and the conversion of a portion of our hotel rooms to extended stay product.

Liquidity and Capital Resources

Overview

As of June 30, 2023, we owned only the Property. We developed the Property with the capital investment provided by the Sponsor and a prior investor whose interest was repurchased with substantially all of the proceeds of the Offering. Operating cash needs during the three and six months ended June 30, 2023 and 2022 were met through cash flow generated by the Property, equity capital contributions and proceeds from the Senior Loan and Mezzanine Loan. See “Liquidity and Capital Resources—Debt.”

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

Results of Operations

The following sections contain comparisons of our results of operations for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022.

Three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022

Revenue

Total revenue was $8.6 million and $8.4 million for the three months ended June 30, 2023 and 2022, respectively. Total revenue was $19.9 million and $17.5 million for the six months ended June 30, 2023 and 2022, respectively.

Total revenue for the three months ended June 30, 2023 included $5.0 million in hotel and restaurant revenue (which includes $2.4 million in room revenue and $2.6 million food and beverage revenue), $2.7 million residential rental and other property income, $.3 million parking revenue and $.6 million other revenue. Total revenue for the three months ended June 30, 2022 included $ 5.6 million in hotel and restaurant revenue (which includes $2.9 million in room revenue and $2.7 million food and beverage revenue), $2.1 million residential rental and other property income, $.3 million parking revenue and $.4 million other revenue.

Total revenue for the six months ended June 30, 2023 included $12.0 million in hotel and restaurant revenue (which includes $6.4 million in room revenue and $5.6 million food and beverage revenue), $5.3 million residential rental and other property income, $0.7 million parking revenue and $1.9 million other revenue. Total revenue for the six months ended June 30, 2022 included $11.9 million in hotel and restaurant revenue (which includes $6.1 million in room revenue and $5.8 million food and beverage revenue), $4.1 million residential rental and other property income, $.7 million parking revenue and $0.8 million other revenue.

We expect that room revenue and food and beverage revenue as well will increase in future periods as a result of higher occupancy and increased restaurant demand. We expect residential revenue will increase in future periods as a result of renewing leases and signing new leases at increased market rents relative to in-place rents.

Operating Expenses

Hotel and Restaurant Operating Expenses

Hotel and restaurant operating expenses were $5.5 million and $5.1 million for the three months ended June 30, 2023 and 2022, respectively. Hotel and restaurant operating expenses were $12.0 million and $10.2 million for the six months ended June 30, 2023 and 2022, respectively. These hotel and restaurant operating expenses consisted primarily of salaries and wages. We expect hotel and restaurant operating expense to increase due to increased occupancy adding labor and occupied room costs and increased covers at the restaurant adding additional cost of goods sold as well as higher labor cost and increased insurance costs.

Residential Property Operating Expenses

Residential property operating expenses were $1.1 million and $0.9 million for the three months ended June 30, 2023 and 2022, respectively. Residential property operating expenses were $2.1 million and $1.9 million for the six months ended June 30, 2023 and 2022, respectively. These residential property operating expenses consisted primarily of salaries and wages and marketing. We expect residential property operating expense to increase slightly as a result of unit maintenance related to the first unit turnover.

Parking Operating Expenses

Parking operating expenses was $0.3 million for both the three months ended June 30, 2023 and 2022. Parking operating expenses was $0.5 million for both the six months ended June 30, 2023 and 2022. These parking operating expenses consisted primarily of salaries and wages. We expect parking operating expenses to increase in the future due to additional valet personnel related to increased occupancy and higher food and beverage demand.

Other Operating Expenses

Other operating expenses were $0.7 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. Other operating expenses were $1.6 million and $1.5 million for the six months ended June 30, 2023 and 2022, respectively. These other operating expenses consisted primarily of shared facilities expenses. We expect other operating expense to increase in the future as a result of higher occupancy within the retail component of the Property.

Depreciation Expense

Depreciation expense was $1.6 million and $1.5 million for the three months ended June 30, 2023 and 2022, respectively. Depreciation expense was $3.1 million for both the six months ended June 30, 2023 and 2022.. These depreciation expenses were related to depreciation of the real estate asset. We expect these amounts to remain fairly consistent as construction is mostly complete.

Interest Expense

Interest expense was $3.9 million and $2.2 million for the three months ended June 30, 2023 and 2022, respectively. Interest expense was $7.6 million and $4.2 million for the six months ended June 30, 2023 and 2022, respectively. Interest expense in this period related primarily to the Senior Loan and the Mezzanine Loan. We expect that in future periods our interest expense will vary based on the amount of our borrowings, which will depend on the cost of borrowings.

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

The table below sets forth our ADR with respect to the hotel at the Property for the three and six months ended June 30, 2023, and 2022, respectively.

	Three Months Ended June 30		Six Months Ended June 30,
	2023	2022	2023	2022
Average Daily Rate (ADR)	$240.08	$223.54	$248.36	$228.00

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

The table below sets forth our average annual Hotel Occupancy with respect to the hotel at the Property for the three and six months ended June 30, 2023, and 2022, respectively.

	Three Months Ended June 30		Six Months Ended June 30,
	2023	2022	2023	2022
Hotel Occupancy	44.8%	57.8%	58.0%	60.2%

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

The table below sets forth our RevPar with respect to the hotel at the Property for the three and six months ended June 30, 2023, and 2022, respectively.

	Three Months Ended June 30		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue per Available Room (RevPar)	$107.50	$129.17	$143.95	$137.34

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

The table below sets forth our Leased Occupancy with respect to the apartments and retail components at the Property as of June 30, 2023, and 2022, respectively.

Apartment Component – Leased Occupancy

As of Date	Leased Occupancy
June 30, 2023	93.6%
June 30, 2022	99.5%

Retail Component – Leased Occupancy

As of Date	Leased Occupancy
June 30, 2023	86.0%
June 30, 2022	65.2%

Lease Terms

Our hotel, commercial and retail properties are subject to lease agreements with us. Below is a schedule summarizing the Property’s current leases and their expected expirations as of June 30, 2023.

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

Off-Balance Sheet Arrangements

As of June 30, 2023 and 2022, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

In connection with the preparation of this Quarterly Report, as of June 30, 2023, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) promulgated under the Exchange Act.

Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023, the end of the period covered by this Quarterly Report.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls or our internal controls over financial reporting will prevent or detect all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls’ effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies and procedures. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and, based on an evaluation of our controls and procedures, our principal executive officer and our principal financial officer concluded our disclosure controls and procedures were effective at a reasonable assurance level as of June 30, 2023, the end of the period covered by this Quarterly Report.

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

Item 1A. Risk Factors

During the three months ended June 30, 2023, there have been no material changes to the risk factors disclosed in the 2022 Annual Report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act or any “non-Rule 10b5-1 trading arrangement”, as defined in Item 408 of Regulation S-K.

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

NRI REAL ESTATE INVESTMENT AND TECHNOLOGY, INC.

Date: August 11, 2023	By:	/s/ Brent Reynolds
Brent Reynolds Chief Executive Officer, President and Director
(principal executive officer)

Date: August 11, 2023	By:	/s/ Timothy A. O’Neill
Timothy A. O’Neill
Chief Investment Officer and Director
(principal financial and accounting officer)